Form 10-Q
period 1996-06-30
GULL LABORATORIES INC /UT/
filed 1996-08-13
CIK 832404

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________ to
    ____________.


                                       0-16864
                            ------------------------------
                               (Commission File number)

                               GULL LABORATORIES, INC.
                               ------------------------
                (Exact Name of Registrant as Specified in its Charter)


       UTAH                                        87-0404754
- - ------------------------                      --------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

1011 EAST MURRAY HOLLADAY ROAD
SALT LAKE CITY, UTAH                                               84117
- - --------------------                                            ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                    (801) 263-3524
                     -------------------------------------
                           (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X     No
                                           ---       ---



The number of shares of common stock outstanding as of August 1, 1996 was 6,563,934.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GULL LABORATORIES, INC.
                   UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS



                                                 June 30, 1996          December 31, 1995
                                               --------------------     --------------------

ASSETS

Current assets:
  Cash and cash equivalents                   $           198,128      $           219,415
  Receivables-net                                       2,866,069                2,778,952
  Net investment in sales-type leases                     197,000                  145,200
  Income tax refund receivable                                                     264,506
  Inventories                                           3,701,254                3,393,924
  Prepaid expenses                                        240,331                  242,088
  Deferred income taxes                                                            124,000
                                               --------------------     --------------------
         Total current assets                           7,202,782                7,168,085
                                               --------------------     --------------------
Property, plant and equipment - net                     3,522,985                3,572,899
Net investment in sales-type leases                       835,422                  507,018
Other assets - net                                      1,069,986                1,069,628
                                               --------------------     --------------------

Total assets                                  $        12,631,175      $        12,317,630
                                               --------------------     --------------------
                                               --------------------     --------------------

LIABILITIES AND STOCK-
   HOLDERS' EQUITY

Current liabilities:
  Notes payable                               $         2,318,883      $         2,286,123
  Accounts payable                                      1,734,397                1,693,480
  Accrued expenses                                        771,923                1,221,990
  Income tax payable                                      140,269
  Current portion of long-
         term obligations                                 116,509                1,841,629
                                               --------------------     --------------------
         Total current liabilities                      5,081,981                7,043,222
                                               --------------------     --------------------

Long-term obligations                                   1,815,852                  131,826
Deferred income taxes                                     180,600                  304,600
Other long-term liabilities                                96,503                   96,503
                                               --------------------     --------------------
         Total liabilities                              7,174,936                7,576,151
                                               --------------------     --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                              6,564                    6,564
  Additional paid-in capital                            6,910,908                6,910,908
  Foreign currency translation adjustment                (121,298)                (185,828)
  Accumulated deficit                                  (1,339,935)              (1,990,165)
                                               --------------------     --------------------
         Total stockholders' equity                     5,456,239                4,741,479
                                               --------------------     --------------------

Total liabilities and stockholders' equity    $        12,631,175      $        12,317,630
                                               --------------------     --------------------
                                               --------------------     --------------------


                               GULL LABORATORIES, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                             Three months ended
                                                -------------------------------------------

                                                  June 30, 1996            June 30, 1995
                                                ------------------       ------------------

Sales                                          $        4,224,050       $        4,871,435
Cost of goods sold                                      1,692,484                2,407,579
                                                ------------------       ------------------
Gross Profit                                            2,531,566                2,463,856
                                                ------------------       ------------------

Expenses:
    Selling, general and administrative                 1,484,783                1,999,587
    Research and development                              326,002                  187,656
                                                ------------------       ------------------
    Total expenses                                      1,810,785                2,187,243
                                                ------------------       ------------------

Operating income                                          720,781                  276,613
                                                ------------------       ------------------

Other income (expense):
    Interest expense                                     (141,574)                (175,188)
    Other                                                  42,773                  594,809
                                                ------------------       ------------------
    Total other income (expense)                          (98,801)                 419,621
                                                ------------------       ------------------

Income before provision for income taxes                  621,980                  696,234

Income tax provision                                      197,689                  223,835
                                                ------------------       ------------------

Net income                                     $          424,291       $          472,399
                                                ------------------       ------------------
                                                ------------------       ------------------

Earnings per common and common
     equivalent share                          $             0.06       $             0.07
                                                ------------------       ------------------
                                                ------------------       ------------------


                               GULL LABORATORIES, INC.
                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                    OF OPERATIONS



                                                             Six months ended
                                                -------------------------------------------

                                                  June 30, 1996            June 30, 1995
                                                ------------------       ------------------

Sales                                          $        9,115,831       $        9,782,329
Cost of goods sold                                      3,830,273                4,910,724
                                                ------------------       ------------------
Gross Profit                                            5,285,558                4,871,605
                                                ------------------       ------------------

Expenses:
    Selling, general and administrative                 3,328,701                3,784,741
    Research and development                              713,497                  377,180
                                                ------------------       ------------------
    Total expenses                                      4,042,198                4,161,921
                                                ------------------       ------------------

Operating income                                        1,243,360                  709,684
                                                ------------------       ------------------

Other income (expense):
    Interest expense                                     (260,302)                (315,968)
    Other                                                  61,513                  871,440
                                                ------------------       ------------------
    Total other income (expense)                         (198,789)                 555,472
                                                ------------------       ------------------

Income before provision for income taxes                1,044,571                1,265,156

Income tax provision                                      394,340                  419,155
                                                ------------------       ------------------

Net income                                     $          650,231       $          846,001
                                                ------------------       ------------------
                                                ------------------       ------------------

Earnings per common and common
     equivalent share                          $             0.10       $             0.13
                                                ------------------       ------------------
                                                ------------------       ------------------


                               GULL LABORATORIES, INC.
                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS



                                                                      Six months ended
                                                         -----------------------------------------
                                                           June 30, 1996          June 30, 1995
                                                            (Unaudited)            (Unaudited)
                                                         ------------------     ------------------

Cash flows from operating activities:
  Income from continuing operations                     $          649,988     $          846,002
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                 361,852                359,017
     Loss (gain) on sale of fixed assets                            23,680               (455,196)

  Changes in assets and liabilities:
     Net receivables                                              (530,971)            (1,118,838)
     Inventories                                                  (361,028)              (254,609)
     Prepaid expenses                                               (5,493)               (41,077)
     Other assets                                                  (83,245)              (224,187)
     Accounts payable                                               99,100                431,944
     Line of credit                                                 53,958                 59,346
     Income taxes payable                                          404,778                166,286
     Accrued expenses                                             (405,246)               170,252
     Deferred taxes                                                                       (64,600)
                                                         ------------------     ------------------

Net cash provided by operating activities                          207,373               (125,660)
                                                         ------------------     ------------------

Cash flows from investing activities:
  Disposition of property, plant
     and equipment                                                   6,091                979,967
  Purchase of property, plant and equipment                       (272,906)              (209,887)
                                                         ------------------     ------------------
Net cash used in investing activities                             (266,815)               770,080
                                                         ------------------     ------------------

Cash flows from financing activities:
   Proceeds from long-term obligations                              83,580
   Principal payments on long-term obligations                     (36,979)            (1,274,696)
   Proceeds from issuance of common stock                                                 389,015
                                                         ------------------     ------------------
Net cash provided from (used in) financing activities               46,601               (885,681)
                                                         ------------------     ------------------

Foreign currency translation adjustment                             (8,446)               (30,935)
                                                         ------------------     ------------------

Net increase (decrease) in cash                                    (21,287)              (272,196)
Cash at beginning of period                                        219,415                368,153
                                                         ------------------     ------------------

Cash at end of period                                   $          198,128     $           95,957
                                                         ------------------     ------------------
                                                         ------------------     ------------------


                               GULL LABORATORIES, INC.
                      NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                                 FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 contained in its Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years.

2.   INVENTORIES

     Inventories consisted of the following:

                                             June 30,         December 31,
                                               1996               1995
                                             ------------      ------------

           Raw materials                    $1,007,100        $1,141,163
           Work-in-process                   1,179,100           176,624
           Finished goods                    1,515,054         2,076,137
                                            ----------        ----------

           Total                            $3,701,254        $3,393,924
                                            ----------        ----------
                                            ----------        ----------


3.   EARNINGS PER SHARE

     Earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of shares used in computing earnings per share for the three months ended June 30, 1996 and 1995 was 6,563,934. For the six months ended June 30, 1996 and 1995, the weighted average number of shares outstanding were 6,563,934 and 6,560,801, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     The mortgage on the Company's headquarters was due July 1, 1996. As such, the mortgage has been classified as part of the current maturities of long-term debt and included in current liabilities. In June, the Company borrowed $1,800,000 from a bank with interest at 10.04% payable in equal monthly installments of approximately $19,000 to refinance the mortgage. Principally as a result of refinancing the mortgage, the Company's ratio of current assets to current liabilities increased from 1.02 at December 31, 1995 to 1.42 at June 30, 1996. Working capital also increased from $124,863 to $2,120,801.

     The Company sells and leases laboratory equipment to its customers in order to help customers gain operating efficiencies through automating their operations and to compete with industry practices. This equipment is normally placed with a customer for a 90 day evaluation period. Following the evaluation, the equipment may be sold, leased or rented to the customer or returned to the Company. This program has required and will continue to require significant capital investment by the Company. At June 30, 1996, the Company had approximately $150,000 available under a line of credit with a bank. At December 31, 1995, the Company had approximately $330,000 available under the line of credit. During the first half of 1996, the Company increased its usage of the line of credit to increase the level of instrumentation inventory as well as accounts receivable.

     As the Company continues to grow, there will be a need to obtain additional financing to fund the Company's operations and instrumentation program and to increase building and equipment capacity. Although the Company does not have any funding commitments, to the extent that working capital needs cannot be financed through internally generated funds, the Company believes that additional debt, equity and lease financing can be obtained.

RESULTS OF OPERATIONS

     Sales for the second quarter of $4,224,050 were $647,385 or 13% less than sales in the second quarter of 1995 of $4,871,435. For the six months ended June 30, 1996, sales were $9,115,831 compared to $9,782,329 in the first six months of 1995. This represents a 7% decrease. Sales of the Company's United States' operations were comparable to the prior year and sales of the Company's European operations decreased due to the loss of a significant distributed product line and increased competition. Also, in the second quarter of 1995, the Company's European operations sold approximately $362,000 of instrumentation to Fresenius AG, Gull's major shareholder. Instrumentation sales to Fresenius in the second quarter of 1996 were approximately $82,000. Increased sales of the Company's ELISA bioreagent product lines and to the College of American Pathologists were offset by lower sales of the Company's IFA product line. Changes in sales were principally due to changes in volume. There were no significant changes in the selling prices of the Company's products.

     Gross profits as a percentage of sales for the three months and the six months ended June 30, 1996 increased to 60% and 58%, respectively, compared to 51% and 50% in the three months and the six months ended June 30, 1995. The increase in the gross profit percentage is due to successful programs to reduce manufacturing costs, including backward integration with the Company's Bioresearch operations. Also, in the fourth quarter of 1995, the Company entered into an exclusive licensing agreement to market its DUET-TM-instrumention that has a higher gross profit margin.

     Selling, general and administrative costs decreased from $1,999,587 or 41% of sales to $1,484,783 or 35% of sales in the second quarter of 1996. For the six months ended June 30, 1996, selling, general and administrative costs decreased from $3,784,741 or 39% of sales to $3,328,701 or 37% of sales. During the second quarter of 1996, the Company reversed approximately $115,000 of excess termination costs that had been recorded in the third and fourth quarters of 1995. The Company has also benefited from related personnel cost reductions in Europe that were effected in the last half of 1995. Also, in 1995, the Company incurred significant validation costs related to its instrumentation that did not recur in 1996.

     Reflecting the Company's increased focus on developing new technologies, research and development costs increased from $187,656 in the second quarter of 1995 to $326,002 in the second quarter of 1996 and for the six months ended June 30, 1996 research and development costs were $713,497 compared to $377,180 in 1995.

     Other income decreased from $871,440 in the first half of 1995 to $61,573 in the first half of 1996. In January 1995, the Company sold its German operations to its majority shareholder, Fresenius AG, which resulted in the recognition of a gain of approximately $134,500. In June 1995, the Company's European operations sold its headquarters facility, recognizing a gain of approximately $550,000.

     There were no other material changes in the Company's operations during the first half of 1996.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company was sued in 1995 for claims totaling approximately $700,000 by two former employees of its European operations alleging illegal termination and breach of contract. The Company also filed certain counterclaims against the employees. In June 1996, the Company reached a settlement with the former employees in which both parties agreed to a mutual release of claims.

     There are no other proceedings outside of the normal course of business pending against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 18, 1996, the Company held its annual shareholder's meeting to elect the members of its Board of Directors, to ratify the Company's selection of KPMG Peat Marwick as its auditor, to ratify certain amendments to the Gull Laboratories, Inc. 1992 stock option plan and to ratify the award of stock options to Dr. George R. Evanega. The results of the voting were as follows:

                                             Vote      Vote         Vote
                                              For     Against     Withheld
                                             ----     -------     --------

Election of Board Members:

       Dr. Myron Wentz                  4,784,262         -0-       70,231
       Dr. Gerd Krick                   4,692,761      91,501       70,231
       Gerhard Krammer                  4,783,754         508       70,231
       Dr. Ulrich Wagner                4,783,779         483       70,231
       Anne-Marie Ricart                4,758,862      25,400       70,231
       Peter Gladkin                    4,784,262         -0-       70,231
       Dr. George R. Evanega            4,784,262         -0-       70,231

Ratification of KPMG Peat
  Marwick as auditor                    4,853,125       1,268          100

Ratification of amendments to Gull
  Laboratories 1992 stock
  option plan                           4,757,289      94,239        2,425

Ratification of award of stock
  options to Dr. George R. Evanega      4,758,239      93,229        3,025

     No other material matter occurred during the three months ended June 30, 1996 that requires disclosure as Part II of this filing.


                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULL LABORATORIES, INC.


Date  8-8-96                           /s/ Michael B. Malan
      ------                           ---------------------
                                       Michael B. Malan, CPA
                                       Secretary/Treasurer and
                                       V.P. of Finance (Duly authorized
                                       officer and principal financial
                                       officer)