Form 10-Q
period 1996-09-30
GULL LABORATORIES INC /UT/
filed 1996-11-13
CIK 832404

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.



                                       0-16864
                              ------------------------
                              (Commission File number)

                               GULL LABORATORIES, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

          UTAH                                        87-0404754
------------------------                ------------------------------------
(State of Incorporation)                (IRS Employer Identification Number)

     1011 EAST MURRAY HOLLADAY ROAD
        SALT LAKE CITY, UTAH                                   84117
---------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)


                                   (801) 263-3524
                           -------------------------------
                           (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                     -----       -----

The number of shares of common stock outstanding as of November 1, 1996 was 6,563,934.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           GULL LABORATORIES, INC.
              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30, 1996            December 31, 1995
                                                      ------------------            -----------------
ASSETS

Current assets:
    Cash and cash equivalents                         $          259,830            $         219,415
    Receivables-net                                            2,234,728                    2,778,952
    Net investment in sales-type leases                          256,470                      145,200
    Income tax refund receivable                                                              264,506
    Inventories                                                3,961,270                    3,393,924
    Prepaid expenses                                             216,775                      242,088
    Deferred income taxes                                        105,000                      124,000
                                                      ------------------            -----------------
                Total current assets                           7,034,073                    7,168,085
                                                      ------------------            -----------------

Property, plant and equipment - net                            3,538,604                    3,572,899
Net investment in sales-type leases                            1,043,724                      507,018
Other assets - net                                             1,012,432                    1,069,628
                                                      ------------------            -----------------

Total assets                                          $       12,628,833            $      12,317,630
                                                      ------------------            -----------------
                                                      ------------------            -----------------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                     $        2,218,573            $       2,286,123
    Accounts payable                                           1,414,509                    1,693,480
    Accrued expenses                                             826,095                    1,221,990
    Income tax payable                                            65,945
    Current portion of long-
     term obligations                                            256,825                    1,841,629
                                                      ------------------            -----------------
                Total current liabilities                      4,781,947                    7,043,222
                                                      ------------------            -----------------
Long-term obligations                                          2,221,224                      131,826
Deferred income taxes                                            360,000                      304,600
Other long-term liabilities                                       96,503                       96,503
                                                      ------------------            -----------------
                Total liabilities                              7,459,674                    7,576,151
                                                      ------------------            -----------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                                   6,564                        6,564
    Additional paid-in capital                                 6,910,908                    6,910,908
    Foreign currency translation adjustment                     (113,378)                    (185,828)
    Accumulated deficit                                       (1,634,935)                  (1,990,165)
                                                      ------------------            -----------------
                Total stockholders' equity                     5,169,159                    4,741,479
                                                      ------------------            -----------------

Total liabilities and stockholders' equity            $       12,628,833            $      12,317,630
                                                      ------------------            -----------------
                                                      ------------------            -----------------


                           GULL LABORATORIES, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                         ---------------------------------------
                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------

Sales                                       $  4,066,381         $  4,392,988
Cost of goods sold                             1,931,022            1,950,773
                                            ------------         ------------
Gross Profit                                   2,135,359            2,442,215
                                            ------------         ------------

Expenses:
    Selling, general and administrative        1,782,177            1,882,092
    Research and development                     361,854              257,078
                                            ------------         ------------
    Total expenses                             2,144,031            2,139,170
                                            ------------         ------------

Operating income (loss)                           (8,672)             303,045
                                            ------------         ------------

Other income (expense):
    Interest expense                            (128,622)            (172,416)
    Other                                       (127,623)              42,012
                                            ------------         ------------
    Total other income (expense)                (256,244)            (130,404)
                                            ------------         ------------

Income (loss) before provision for
    income taxes                                (264,916)             172,641

Income tax provision                              30,084              233,780
                                            ------------         ------------

Net loss                                    $   (295,000)        $    (61,139)
                                            ------------         ------------
                                            ------------         ------------

Earnings per common and common
    equivalent share                        $      (0.04)        $       (.01)
                                            ------------         ------------
                                            ------------         ------------

                             GULL LABORATORIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Nine months ended
                                       -----------------------------------------
                                       September 30, 1996     September 30, 1995
                                       ------------------     ------------------
Sales                                     $13,182,212            $14,175,317
Cost of goods sold                          5,761,295              6,861,497
                                          -----------            -----------
Gross Profit                                7,420,917              7,313,820
                                          -----------            -----------

Expenses:
    Selling, general and administrative     5,110,878              5,666,834
    Research and development                1,075,351                634,257
                                          -----------            -----------
    Total expenses                          6,186,229              6,301,091
                                          -----------            -----------

Operating income                            1,234,688              1,012,729
                                          -----------            -----------

Other income (expense):
    Interest expense                         (388,924)              (488,384)
    Other                                     (66,109)               913,452
                                          -----------            -----------
    Total other income (expense)             (455,033)               425,068
                                          -----------            -----------

Income before provision for income taxes      779,655              1,437,797

Income tax provision                          424,424                652,935
                                          -----------            -----------

Net income                                 $  355,231             $  784,862
                                          -----------            -----------
                                          -----------            -----------

Earnings per common and common
    equivalent share                       $     0.05             $     0.12
                                          -----------            -----------
                                          -----------            -----------

                             GULL LABORATORIES, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS

                                                                Nine Months Ended
                                                    -----------------------------------------
                                                    September 30, 1996     September 30, 1995
                                                        (Unaudited)            (Unaudited)
                                                    ------------------     ------------------

Cash flows from operating activities:
  Income from continuing operations                    $   355,231          $   784,862
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                          542,749              535,460
    Loss (gain) on sale of fixed assets                     26,003             (440,736)

  Changes in assets and liabilities:
    Net receivables                                       (166,143)            (700,131)
    Inventories                                           (622,482)            (381,522)
    Prepaid expenses                                        17,761               (4,197)
    Other assets                                           (63,829)            (338,241)
    Accounts payable                                      (215,156)             912,483
    Line of credit                                         (42,635)            (552,793)
    Income taxes payable                                   330,451               29,723
    Accrued expenses                                      (351,270)              32,281
    Deferred taxes                                          74,400              (64,600)
                                                       -----------          -----------

Net cash provided by operating activities                 (114,920)            (187,411)
                                                       -----------          -----------

Cash flows from investing activities:
  Disposition  of property, plant
    and equipment                                            4,434              981,735
  Purchase of property, plant and equipment               (433,475)            (362,446)
                                                       -----------          -----------
Net cash used in investing activities                     (429,041)             619,289
                                                       -----------          -----------

Cash flows from financing activities:
  Proceeds from long-term obligations                    2,449,684
  Principal payments on long-term obligations           (1,855,266)          (1,386,381)
  Proceeds from issuance of common stock                                        491,198
                                                       -----------          -----------
Net cash provided from (used in) financing activities      594,418             (895,183)
                                                       -----------          -----------

Foreign currency translation adjustment                    (10,042)             147,431
                                                       -----------          -----------

Net increase (decrease) in cash                             40,415             (315,874)
Cash at beginning of period                                219,415              368,153
                                                       -----------          -----------

Cash at end of period                                  $   259,830          $    52,279
                                                       -----------          -----------
                                                       -----------          -----------

                                       4

                           GULL LABORATORIES, INC.
                  NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 contained in its Annual Report on Form 10-K.

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

2. INVENTORIES

   Inventories consisted of the following:

                             September 30,   December 31,
                                 1996            1995
                             ------------    ------------

         Raw materials        $  944,306      $1,141,163
         Work-in-process       1,051,911         176,624
         Finished goods        1,965,053       2,076,137
                              ----------      ----------

         Total                $3,961,270      $3,393,924
                              ----------      ----------
                              ----------      ----------

3. EARNINGS PER SHARE

   Earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of shares used in computing earnings per share for the three months ended September 30, 1996 and 1995 was 6,563,934. For the nine months ended September 30, 1996 and 1995, the weighted average number of shares outstanding were 6,563,934 and 6,561,857, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

   The mortgage on the Company's headquarters was due July 1, 1996. As such, the mortgage was classified as part of the current maturities of long-term debt and included in current liabilities at December 31, 1995. In June 1996, the Company borrowed $1,800,000 from a bank with interest at 10.04% payable in equal monthly installments of approximately $19,000 to refinance the mortgage. Principally as a result of refinancing the mortgage, the Company's ratio of current assets to current liabilities increased from 1.02 at December 31, 1995 to 1.47 at September 30, 1996. Working capital also increased from $124,863 to $2,252,126.

   The Company sells and leases laboratory equipment to its customers in order to help customers gain operating efficiencies through automating their operations and to compete with industry practices. This equipment is normally placed with a customer for a 90 day evaluation period. Following the evaluation, the equipment may be sold, leased or rented to the customer or returned to the Company. This program has required and will continue to require significant capital investment by the Company. During the third quarter of 1996, the Company secured equipment lines of credit totaling $2,500,000 with two separate leasing companies to continue funding the instrumentation program. Approximately $650,000 of the proceeds from the new line of credit were used to repay debt that was already outstanding. The remaining $1,850,000 is available to finance future instrumentation purchases.

   As the Company continues to grow, there may be a need to obtain additional financing to fund the Company's operations and instrumentation program and to increase building and equipment capacity. Although the Company does not have any funding commitments, to the extent that working capital needs cannot be financed through internally generated funds, the Company believes that additional debt, equity and lease financing can be obtained.

RESULTS OF OPERATIONS

   Sales for the third quarter of $4,066,381 were $326,607 or 7% less than sales in the third quarter of 1995 of $4,392,988. For the nine months ended September 30, 1996, sales were $13,182,212 compared to $14,175,317 in the first nine months of 1995. This represents a 7% decrease. Sales of the Company's operations in the United States decreased 5% compared to the prior year and sales of the Company's European operations decreased 14%. Sales to domestic custmers of the United States operations increased approximately 8%, principally due to increased sales of the Company's proprietary DUET-TM-instrumentation and the Company's ELISA and bioreagent product lines. Sales of the College of American Pathologists also increased compared to the prior year. Sales of the Company's IFA product line continue to decrease as customers shift to the more cost effective ELISA format. Export sales to international customers of the Company's United States operations as well as sales of the Company's European Operations decreased over 22% due to healthcare cost reduction pressures in Europe, increased competition and changes in the reimbursement policies of the French and the Belgian governments. Also, during the first nine months of 1995, the Company's European operations sold approximately $390,000 of instrumentation to Fresenius AG, Gull's majority shareholder. Instrumentation sales to Fresenius during the first nine months of 1996 were approximately $148,000. Changes in sales were principally due to changes in volume. There were no significant changes in the selling prices of the Company's products.

   Gross profits as a percentage of sales for the three months and the nine months ended September 30, 1996 were 53% and 56%, respectively, compared to 56% and 52% in the three months and the nine months ended September 30, 1995. The decrease in the gross profit margin for the three months ended September 30, 1996 was due to costs incurred outsourcing the European Operation's manufacturing to a third party manufacturer and due to temporary manufacturing inefficiencies encountered in manufacturing the Company's IFA product. The increase in the gross profit percentage for the nine months ended September 30, 1996 is due to successful programs to reduce manufacturing costs, including backward integration with the Company's Bioresearch operations. Also, in the fourth quarter of 1995, the Company entered into an exclusive licensing agreement to market the DUET-TM-instrumentation. This unit has a higher gross profit margin than other instrumentation that the Company sells.

   Selling, general and administrative costs decreased from $1,882,092 to $1,782,177 in the third quarter of 1996. For the nine months ended September 30, 1996, selling, general and administrative costs decreased from $5,666,834 or 40% of sales to $5,110,878 or 36% of sales. Approximately $115,000 of the decrease was a result of reversing excess termination costs that had been recorded in the third and fourth quarters of 1995. The Company has also benefited from related personnel cost reductions in Europe that were implemented in the last half of 1995.

   Reflecting the Company's increased focus on developing new products, including cardiovascular diagnostic and DNA based infectious disease technologies, research and development costs increased 41% from $257,078 in the third quarter of 1995 to $361,854 in the third quarter of 1996 and for the nine months ended September 30, 1996 research and development costs were $1,075,351 compared to $634,257 in 1995 which represents a 70% increase.

   Other income/(expense) decreased from net other income of $425,068 in the first nine months of 1995 to a net other expense of $455,033 in the first nine months of 1996. In January 1995, the Company sold its German operations to its majority shareholder, Fresenius AG, which resulted in the recognition of a gain of approximately $134,500. In June 1995, the Company's European operations sold its headquarters facility, recognizing a gain of approximately $550,000. There were no similar other income items that occurred during 1996. Interest expenses in 1996 also decreased due to the proceeds from the sale of the building being used to repay debt.

   There were no other material changes in the Company's operations during the first nine months of 1996.

PART II.  OTHER INFORMATION

   No material matter occurred during the three months ended September 30, 1996 that requires disclosure in Part II of this filing.


                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULL LABORATORIES, INC.


Date      11-13-96                 /s/ MICHAEL B. MALAN
     ----------------              ---------------------------------
                                   Michael B. Malan, CPA
                                   Secretary/Treasurer and
                                   V.P. of Finance (Duly authorized
                                   officer and principal financial
                                   officer)