Form 10-K
period 1996-12-31
GULL LABORATORIES INC /UT/
filed 1997-03-31
CIK 832404

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)For the Fiscal Year Ended December 31, 1996.

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15( d) of the Securities
      Exchange Act of 1934 for the transition period from        to      .

Commission File number 0-16864

                           GULL LABORATORIES, INC.
           (Exact name of registrant as specified in its charter)

      UTAH                                                87-0404754
(State of incorporation)                   (I.R.S. Employer Identification No.)

            1011 East Murray Holladay Road Salt Lake City, Utah 84117
              (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (801) 263-3524

Securities registered under Section 12(b) of the Exchange Act:
Common Stock $.001 par value

Name of each exchange on which registered:   American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 17, 1997 was $21,784,940 based upon the closing price on such date.

The number of shares of common stock outstanding as of March 17, 1997 was 6,588,696.

Documents Incorporated by reference:

The information required by Items 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission on or prior to April 30, 1997.

                                  PART I

                      ITEM 1: DESCRIPTION OF BUSINESS

                           BUSINESS DEVELOPMENT

      Diagnostic Products- Gull Laboratories, Inc. ("Gull or the Company") develops, manufactures and markets diagnostic test kits designed to detect past or present infections caused by certain microbial agents such as viruses, bacteria, and protozoa and to diagnose certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay ("IFA"), enzyme-linked immunosorbent assay ("ELISA"), immunodiffusion and Western Blot. The Company's diagnostic products are used by private laboratories and hospital clinical laboratories worldwide.

     The Company has direct sales forces in the United States, Belgium, France and the Netherlands to sell its diagnostic products. In other areas throughout the world, Gull uses a network of distributors and OEM relationships to market its products.

     The Company uses a systems approach to market its diagnostic products, coupling diagnostic reagents with instrumentation obtained from equipment manufacturers. A private laboratory or hospital clinical laboratory can gain operating efficiencies by automating its operations and the Company is able to secure a long-term commitment for the sale of its reagent products. The Company has an exclusive worldwide distribution agreement to market an automated clinical laboratory sample processor called DUET(TM)which addresses the needs of the moderate to high-volume laboratory testing market. The Company's other instrumentation offerings focus on the low volume and the high-volume laboratory testing market.

     In March 1996, the Company announced that it is developing a new diagnostic test system, called GeneSTAR(TM), which uses DNA-based technology. The GeneSTAR technology is expected to be able to detect up to five separate genetic targets simultaneously without favoring any individual target and also confirm test performance with an internal control. Current commercially available products can only detect up to two targets. The GeneSTAR technology will be easily adaptable to instrumentation already in use in many private laboratories and hospital clinical laboratories. The Company expects to launch the first GeneSTAR product in Europe and to begin clinical trials in the United States in late 1997.

     The initial application of the GeneSTAR technology will focus on the detection and identification of up to five different gastrointestinal pathogens in fecal samples which are extremely difficult to assay due to interfering substances. Additional applications are planned for respiratory infections, systemic blood infections, cardiovascular disease and autoimmune disorders. GeneSTAR is designed to detect infectious agents in a wide range of specimens including serum, whole blood, sputum, bronchial ravage, tissue culture, fecal samples and cerebral spinal fluid.

     In July 1996, the Company released XTRAX(TM), a patented component of its GeneSTAR technology that extracts of genomic DNA from patient samples. In January 1997, the Company announced that it had entered into an exclusive distribution agreement with Genaco Biomedical Products to market XTRAX into the People's Republic of China for use in the medical laboratory market for cancer screening, diagnosis of infectious disease and prenatal screening. While the People's Republic of China is a large potential market for the Company, sales to Genaco are not expected to have a material impact on the Company's revenues in 1997.

      In 1996, Gull also entered into three strategic alliances in order to broaden its product offerings and strengthen its distribution channels.

      In June 1996, the Company entered into a collaborative arrangement with Associated Regional Pathologists, Inc., a reference laboratory specializing in esoteric testing, to develop new diagnostic products and to provide Gull with clinical evaluations of new technology.

      In August 1996, the Company entered into an agreement with Shield Diagnostics ("Shield") to distribute Shield's autoimmune products and for Shield to distribute certain of Gull's DNA products in the United Kingdom.

      In September 1996, Gull entered into two agreements with American Biogenetic Sciences ("ABS") to manufacture and distribute, in various automated plate formats, ABS's proprietary Thrombus Precursor Protein ("TpP")(TM)assay, which measures blood levels of soluble fibrin polymer, the immediate precursor to a blood clot. The Company is currently sponsoring clinical trials to evaluate the effectiveness of TpP in detecting the formation of thrombus in dialysis, surgical and other patients. A subsidiary of Fresenius AG, the Company's majority shareholder, is one of the world's largest fully integrated dialysis products and services company.

     None of these strategic alliances are deemed to be material contracts as defined by the Securities Exchange Commission.

     Bioreagents- Through its wholly owned subsidiary, Biodesign, Inc. ("Biodesign"), the Company also distributes, manufactures and sells bioreagents and other related products to both the industrial and scientific communities throughout the world. Biodesign has its own direct sales force for sales to key customers in the United States but principally uses telemarketing and direct mailings to market its products worldwide.

     College of American Pathologists- Gull also supplies proficiency challenge materials to the College of American Pathologists ("CAP") which provides the principal proficiency and accreditation service for U.S. clinical laboratories. CAP sales in 1996, 1995 and 1994 were $2,776,045, $2,718,761 and
$1,922,373 or 16%, 15% and 12% of Gull's sales, respectively. The benefits of the CAP contracts go beyond increased direct sales. Gull's management believes that the Company's reputation for high-quality products is enhanced in clinical laboratories which participate in CAP proficiency testing programs. Accordingly, Gull will devote significant resources to securing additional commitments to supply materials for future CAP surveys as well as other contract manufacturing business.

     Fresenius AG- A controlling interest in the Company is held by Fresenius AG, a multinational manufacturer and distributor of pharmaceutical, diagnostic and medical systems products. Fresenius AG also holds a majority of the voting shares of Fresenius Medical Care AG, one of the world's largest fully integrated dialysis products and service company. Fresenius AG markets the Company's products in Germany through its Intensive Care and Diagnostic division and is Gull's single largest customer of non-CAP related products. In 1996, 1995 and 1994, Gull's sales to Fresenius totaled $1,535,943, $2,370,977 and $1,106,582 or 9%,13% and 7% of the Company's consolidated sales, respectively.

     In December 1996, the Company entered into a letter of intent to acquire the diagnostics business of Fresenius AG's Intensive Care and Diagnostics division, subject to obtaining a fairness opinion by an independent investment banker and to the approval of the Fresenius AG Managing and Supervisory Boards, Gull's Board of Directors and its shareholders. The proposed acquisition will give the Company a direct sales force in Germany, the single largest market in Europe. The Company should also realize synergy through eliminating certain duplicate administrative, distribution and personnel costs. No definitive purchase price for the acquisition had been determined as of March 17, 1997. The acquisition is anticipated to close during the second quarter of 1997. See the Company's Proxy Statement for additional information regarding Gull's relationship with Fresenius AG.

     No other customer or distributor accounted for more than 10% of the Company's consolidated sales during any period from 1994 through 1996.

     The geographic distribution of the Company's sales is as follows:

                                          Year ended December 31,
                                          -----------------------
Area                                      1996    1995    1994
-------------                             ----    ----    ----
United States                              57%     48%     42%
Europe                                     36      42      49
Pacific Rim                                 6       6       5
Other                                       1       4       4
                                          ----    ----    ----
Total                                     100%    100%    100%
                                          ====    ====    ====

     See Note 13 of the Company's consolidated financial statements for additional information regarding foreign and domestic operations and export sales.

                                    COMPETITION

     Gull competes in a diversified market characterized by a few strong companies and numerous smaller companies which manufacture and sell diagnostic tests similar to those sold by the Company. Many of these competitors have greater financial, technological and personnel resources than the Company. The primary bases of competition include price, product quality and labor saving potential to the customer through instrumentation and the breadth of a company's overall product offering.

     In response to worldwide healthcare cost containment pressures, there has been a trend toward the consolidation of suppliers and customers within the diagnostics industry. This trend is leading to a few large companies supplying the majority of the diagnostics market to a smaller number of larger private laboratories and hospital clinical laboratories with many smaller niche companies supplying the remaining needs of the market. Management believes that the future success of the Company will be contingent upon its ability to identify and exploit such market niches and new product opportunities, to continue supplying quality, cost effective solutions to its customer's needs and to strengthen its world wide distribution network.

     Newly-designed diagnostic methods and product innovations are important potential sources of change in market share in the biomedical industry. Competing companies with greater resources can be expected to spend substantially greater amounts than the Company on research and development activities and on marketing their products. The Company believes, however, that it currently possesses sufficient capabilities through the development and rapid market introduction of innovative new products to maintain or improve its market position.

     The Company's competitors are also responding to healthcare cost containment pressures by moving their product lines rapidly toward full automation which is less labor intensive. Many of these companies have offered instrumentation to customers for many years while the Company only recently entered that area of the diagnostics market in the end of 1993. The Company believes, however, that by automating its high-quality diagnostic tests with instrumentation obtained through alliances with manufacturers it will be able to expand its market position.

     In addition to competitors with the same type of products, the Company also competes with companies which manufacture and sell devices that detect antibodies and disease agents by alternate methods. For example, DNA probes, which use genetic markers to detect pathogenic organisms, and radioimmunoassay ("RIA"), which uses radioactive isotopes for detection, may be used instead of the Company's current products. The Company's products are competitive with these and other alternative test methods.

                   SOURCES AND AVAILABILITY OF RAW MATERIALS

     Although certain raw materials and key components of the Company's products are now purchased from a single supplier, the Company has not experienced difficulty in obtaining the raw materials necessary to manufacture its products. Alternative sources of supply for all of the Company's raw materials or key components are available and the Company would not sustain a significant interruption to its business if it were unable to obtain a certain item from one of its current suppliers.

                               TRADEMARKS & PATENTS

     The Company relies upon its technical expertise and trade secrets to maintain its position in the industry and uses its best efforts, when appropriate, to obtain patents on new processes and techniques as they are developed. The Company has filed for several patents and trademarks and has received one patent relating to its new GeneSTAR technology which is currently under development.

     The Company has also received registration of the trademark and trade name "Gull" in the United States and other countries throughout the world through the World Intellectual Property Organization.

                                 REGULATION

     Regulatory Approval - The diagnostic products manufactured or distributed in the United States by the Company for use by private laboratories and hospital clinical laboratories are subject to the requirements imposed by the Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments Act of 1976 which requires that any company proposing to market a medical device must notify the Food and Drug Administration ("FDA") of its intentions at least 90 days before doing so. Historically, the Company could generally expect approval to market a new diagnostic product intended for use outside of the human body 90 to 120 days after notifying the FDA of its intent to do so, providing such product was substantially equivalent to one already on the market. Currently the FDA is taking from 120 to 180 days to approve products for market. This has the impact of delaying the introduction of any new products into the United States market 120 to 180 days from the time that they can be introduced into certain other foreign markets.

     The Company must also comply with certain regulations imposed by foreign government agencies comparable to the FDA in the various foreign countries where it markets its products.

     Good Manufacturing Practices- In the United States, the Company must operate its manufacturing operations in conformity with Good Manufacturing Practices ("GMP") as prescribed in the U.S. Code of Federal Regulations ("CFR") governing the manufacture of medical devices. The Company's facilities and its operations are subject to inspection by the FDA. The Company believes that it is in conformity with all such regulations.

     Additionally, member nations of the European Community are developing a standardized quality system similar to GMP called EN 29000 that is anticipated to be effective no sooner than 1998 and will allow companies a three year period to conform to the directive. The Company will also be required to conform to the EN 29000 regulations for any product sold in the European Community. EN 29000 is not expected to be more stringent than the FDA's GMP.

     Healthcare Cost Containment - Governments and other third-party payers of healthcare costs worldwide are examining methods to control the rising costs of providing healthcare. Decreasing or eliminating reimbursements for costs that are determined to be discretionary or non-essential is one method that is being discussed or has already been implemented. Regulations and market trends such as the above could affect the Company's ability to sell its products and, to the extent that the Company is unable to effect commensurate cost reductions, could decrease the Company's profitability.

     Environmental Regulations - There have been no significant incremental costs incurred by the Company to comply with environmental regulations. As part of its compliance with GMP requirements, the Company has already implemented what is believed to be prudent and effective programs to ensure a high level of environmental safety. The Company has no plans to increase expenditures for environmental control capability in the foreseeable future.

                             RESEARCH AND DEVELOPMENT

     The Company has ongoing research and development programs in the area of medical diagnostics, focusing primarily on methods that clinical laboratories use to detect the body's immune response to specific infectious diseases, cardiovascular diseases and autoimmune disorders. The Company's new GeneSTAR technology also uses DNA-based methods to directly detect specific infectious agents and genetic markers of numerous other diseases.

     During 1996, the Company continued its research and development focus on developing tests which use ELISA methods. Several other tests for the detection of infectious disease agents are currently under consideration for development. Additionally, tests for the detection of noninfectious diseases with new methodologies are being explored.

     For the years ended December 31, 1996, 1995 and 1994, the Company expended approximately $1,423,000, $902,000, and $1,220,000, respectively, for research and development. This represented approximately 5% of sales in 1995 and 8% of sales in 1996 and 1994. The 1995 decrease in research and development expenditures was directly attributable to cutbacks in the Company's European operation. Research and development expenditures in the United States have increased. Management anticipates R&D expenditures will remain constant or increase slightly as a percentage of sales in 1997.

                                    EMPLOYEES

     At December 31, 1996, the Company had 144 employees worldwide of which 10 were part-time. None of the Company's employees are unionized.


                         ITEM 2: DESCRIPTION OF PROPERTY

     The Company's executive offices and principal United States' manufacturing facilities are located in two buildings totaling 33,000 square feet in Salt Lake City, Utah. The facilities house modern offices, production and product development facilities. The headquarters facilities are financed by a long-term mortgage with an unrelated third party that is secured by the land and buildings.

     In 1994, the Company received zoning approval to construct a 30,000 square foot addition to its manufacturing facilities on 2.17 acres of undeveloped property adjacent to the building that has been reserved for future expansion. The Company has not yet determined whether or when the new addition might be constructed. The approval extends through the end of 1997 and can be extended again if allowed to expire.

     In 1996, the Company relocated its European operations headquarters to Louvain-La-Neuve, Belgium where it rents approximately 5,800 square feet of a facility that houses administration, distribution and limited manufacturing facilities. The rent agreement expires in July 2005. The Company also rents a small sales office in France.


                             ITEM 3: LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings incidental to its business. Management currently believes that none of the proceedings will have a material adverse effect on the Company's business or financial condition. There are no material legal proceedings known to be contemplated by any governmental authority.


             ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                        PART II

                          ITEM 5: MARKET FOR COMMON EQUITY AND
                                RELATED STOCKHOLDER MATTERS

     Market Information - The Company's common stock is listed on the American Stock Exchange where it is traded under the symbol "GUL".

     The following table sets forth, for the periods indicated, the prices of the Company's common stock, based on the closing sale quotation without markup, markdown, commissions or adjustments.

           Quarter Ended                  Low              High
           -------------                ------            ------
           March 31, 1995              $ 4.000           $ 6.375
           June 30, 1995                 5.000             5.875
           September 30, 1995            5.000             6.500
           December 31, 1995             4.250             5.875
           March 31, 1996                3.625             5.500
           June 30, 1996                 4.250             5.500
           September 30, 1996            4.125             7.125
           December 31,1996            $ 5.875           $12.500

     Security Holders - On March 17,1997 there were approximately 1,000 beneficial owners of the Company's common stock.

     Dividends - No cash dividends have been paid by the Company since its inception. The Company intends to use future earnings to finance additional growth and, therefore, does not anticipate paying dividends in the foreseeable future.

                   ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial information with respect to the Company for the periods indicated. This information should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing herein.

STATEMENT OF OPERATIONS

                                                    Year Ended December 31,
                                    --------------------------------------------------------------------------------
                                    1996            1995            1994              1993               1992
                                  ---------        --------        --------          ---------         --------
Sales                             $ 17,908,752     $18,827,853     $15,841,606       $15,405,641      $14,646,102
Net income (loss)                      240,712         352 893        (311,102)         (401,484)        (506,636)
Net income (loss) per
  common and common
  equivalent share                $       0.04     $      0.05     $     (0.05)      $     (0.06)     $     (0.08)


There were no cash dividends declared in the periods presented above.

BALANCE SHEET DATA

                                                               December 31,
                                    ----------------------------------------------------------------------------
                                    1996           1995             1994              1993                 1992
                                  ---------       ---------        ---------        ---------           ---------
Working capital                   $ 2,739,891     $   124,863      $ 1,910,317      $ 2,063,930        $   932,527
Total assets                       12,352,702      12,317,630       11,502,141       10,446,111         11,335,558
Long-term obligations               2,785,893         131 826        2,477,545        2,347,098          3,548,745
Stockholders' equity              $ 4,975,136     $ 4,741,479      $ 4,080,032      $ 4,493,448        $ 3,176,686


                   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, government regulation, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial performance.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, working capital increased by $2,615,028 to $2,739,891, as compared to $124,863 in 1995. The Company's current ratio of current assets divided by current liabilities increased from 1.0 in 1995 to 1.7 in 1996 and the Company's ratio of total liabilities to equity decreased from 1.6 to 1 in 1995 to 1.5 to 1 in 1996.

     The mortgage on the Company's headquarters facility became due in July 1996. As such, the mortgage was classified as part of the current maturities of long-term debt and included in current liabilities. The Company obtained a new mortgage in 1997. Without reflecting the balloon payment as a current liability, working capital at December 31,1995 would have been $1,910,604 or approximately $725,000 less than the 1996 working capital level and the current ratio of current liabilities divided by current assets would have been 1.4.

     The Company sells and leases laboratory equipment in order to help customers gain operating efficiencies through automating their operations and to compete with industry practices. Equipment is normally placed with a customer for a 90 day evaluation period. Following the evaluation, the equipment may be sold, leased or rented to the customer or returned to the Company. This program has required and will continue to require a significant capital investment by the Company.

     At December 31,1996, the Company had approximately $725,000 available under lines of credit with its banks and had no material commitments for the purchase of capital assets. As the Company continues to grow, and if losses in the Company's European operations continue at a significant level, there will be a need to obtain additional financing to fund the Company's operations and instrumentation program and to increase building and equipment capacity. Although the Company does not have any funding commitments, to the extent that working capital needs cannot be financed through internally generated funds, the Company believes that additional debt, equity and lease financing can be obtained.

     See the Company's Proxy Statement for a discussion of the financing needs associated with the acquisition of the Diagnostics business of Fresenius AG.

INDUSTRY TRENDS

     There is an increasing effort by governmental agencies worldwide to control rising healthcare costs. Decreasing or eliminating reimbursements to patients for medical expenses that are determined to be discretionary or non-essential is one of the methods that is being discussed or has already been implemented. These efforts are causing the diagnostics market to shift away from the Company's more profitable IFA products to the less profitable ELISA products, which are less expensive on a cost per test basis to the customer and can be automated. The trend toward consolidation into larger volume laboratories has also increased the level of automation and related volume discounts. This trend will continue to put pressure on the Company to maintain or decrease the prices of many of its existing products. The Company is aggressively moving to offset these pressures through programs to increase productivity, lower manufacturing costs and expand its distribution network.

     As mentioned above, the Company assists its customers in automating their operations to gain operating efficiencies by offering laboratory equipment under sales, lease or rental agreements. Under the terms of the lease and rental agreements, the customer commits to purchase a minimum monthly level of product from the Company in exchange for the Company placing the instrument in the laboratory. The customer is charged for the reagents plus a charge for the use of the instrument on a pay-as-you-use basis. This type of program enables the Company to sell to larger clinical and hospital laboratories. However, the program causes downward pressure on gross profit margins on reagent sales due to larger volume purchase discounts. Also because the Company does not manufacture the instrumentation, the Company realizes a smaller gross profit on the sale of the equipment than on its reagent sales.

RESULTS OF OPERATIONS

1996 Compared to 1995

     In 1996, the Company had net income of $240,712 compared to net income of $352,393 in 1995. In 1995, the Company had nonrecurring income of approximately $660,000 resulting from the sale of its German operations to Fresenius AG and the sale of its European Operations' headquarters. These gains were recorded as "Other Income". Without these one time gains, the Company would have lost approximately $310,000 in 1995. There were no such items in 1996.

     Consolidated sales in 1996 decreased 5% to $17,908,752 compared to $18,827,853 in 1995. The sales decrease was due to changes in volume rather than changes in prices. Sales of the United States operations in 1996 were comparable to the sales level in 1995. A 26% increase in the sales of the Company's Bioresearch Operations (Biodesign) and a 12% increase in instrumentation and domestic ELISA reagent sales were offset by decreases in worldwide IFA reagent sales and export ELISA sales. Export sales from the United States in 1996 decreased 17% compared to 1995 sales. Sales to unaffiliated customers of the Company's European Operations decreased 13%, principally due to the loss of significant distribution product lines, product shortages and increased competition.

     The Company's gross profit margin increased from 52% in 1995 to 53% in 1996. The increase in the gross profit margin, caused by manufacturing efficiencies and lower inventory write offs, was partially offset by the continued shift from the Company's IFA products to less profitable ELISA products. Also, the Company's new DUET instrument has higher gross profit margins than other instrument offerings.

     Selling, General and Administrative expenses of $6,856,018 or 38% of sales in 1996 were comparable with the 1995 cost level of $7,415,244 or 39% of sales.

     Research and development costs increased from $901,633 or 5% of sales in 1995 to $1,422,926 or 8% of sales in 1996. The Company shifted substantially all of its research and development efforts to the United States in 1995, causing a decrease in research and development costs both in absolute dollar terms as well as on a percentage of sales basis. Expenditures for research and development increased substantially in 1996 as the Company increased its efforts to identify and develop technologies, such as GeneSTAR, that will give it a sustainable competitive advantage.

1995 Compared to 1994

     In 1995, the Company had net income of $352,893 compared to a $311,102 net loss in 1994.

     Consolidated sales increased 19% to $18,827,853 in 1995 compared to $15,841,606 in 1994. The sales increase was due to changes in volume rather than changes in prices. Sales of the United States' operations increased 27% due to a 20% increase in ELISA sales and a 41% increase in sales to the College of American Pathologists. Instrumentation sales increased from $25,572 in 1994 to $877,431 or 5% of consolidated sales in 1995. Sales of the Company's European operations decreased 13%, principally due to the loss of a significant distributed product line and due to increased competition in the Netherlands autoimmune market.

     The Company's gross profit margin decreased from 55% in 1994 to 52% in 1995. The decrease in gross profit margins in 1995 is due to the continued shift from the Company's IFA products to less profitable ELISA products, the increase in instrumentation sales as a percentage of total sales and due to a $200,000 write off of excess and obsolete inventories in Europe. Also, the Company's new DUET instrument has higher gross profit margins than other instrument offerings.

     Selling, General and Administrative costs increased 22% from $6,101,852 or 39% of sales in 1994 to $7,415,244 or 39% of sales in 1995. Approximately $200,000 of the increase was due to recruiting and relocation costs incurred in hiring a new Chief Executive Officer and President. The increase was also caused by increases in distribution and hazardous material packaging costs, consulting fees, new product validations and promotion and advertising costs associated with the launch of the Company's new DUET instrumentation. Additionally, the Company incurred significant travel costs associated with monitoring its European operations while it was hiring new European management.

     Research and development costs decreased from $1,219,582 or 8% of sales in 1994 to $901,633 or 5% of sales in 1995. The Company shifted substantially all of its research and development efforts to the United States in 1995, causing a decrease in research and development costs both in absolute dollar terms as well as on a percentage of sales basis.

     In an effort to bring its European operations to profitability, the Company incurred restructuring charges of $371,225 and $775,000 in 1993 and 1994, respectively. Due to continuing large losses in 1995, it became apparent that additional restructuring of the European operations was required. Therefore, the Company terminated the management of its European operations and decreased the European head count from 31 employees to 18. The Company recorded $505,260 in restructuring costs relating to the additional reduction in head count in 1995.

     Other income in 1995 included approximately $140,000 of gain realized on the sale of its German operations to Fresenius AG, the Company's majority shareholder (See Note 11 to the Company's consolidated financial statements) and approximately $515,000 of gain realized on the sale of its European

Operations' headquarters. Interest income also increased approximately $73,500 in 1995 due to interest earned on notes receivable arising from the sale of instruments.

     Inflation - The Company believes that inflation has not had a material impact on its operations or liquidity to date.


                        ITEM 8: FINANCIAL STATEMENTS

     The Financial Statements and Schedules of the Company are submitted as a separate section of this report and are listed in the index thereto.


                  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no Form 8-K filings reporting a change of accountants or reporting disagreement on any matter of accounting principle or financial statement disclosure during the two most recent fiscal years or in any period subsequent thereto.


                                     PART III

The information called for by:

      ITEM 10. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

      ITEM 11.    EXECUTIVE COMPENSATION

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

      and

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

is incorporated by reference to the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-K. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by these Items will be filed as an amendment to this Form 10-K under cover of Form 10-K/A not later than the end of the 120-day period.

                                   PART IV

              ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                         AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

     1. CONSOLIDATED FINANCIAL STATEMENTS. (See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 16.)

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE - Schedule II - Valuation and Qualifying Accounts
              (See Index to Consolidated Financial Statements and
              Consolidated Financial Statement Schedules on page 16.)

     Schedules other than the above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

     3. EXHIBITS. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

      Exhibit Number         Title of Document
      --------------         ------------------
          3                  Articles of Incorporation and Bylaws of Gull
                             Laboratories, Inc., as amended, incorporated by
                             reference to a Registration Statement on Form S-4
                             (No. 33-53720) filed with the Securities and
                             Exchange Commission and effective December 31,
                             1992.

          4 Description of the Company's common stock as contained in the Registration Statement filed under Section 12(b) of the Securities Exchange
                             Act on Form 8A, effective May 18, 1993 (No.
                             1-11952).

         10                  Material Contracts:

                             (a)    Agreement for Acquisition of Shares of
                                    Biodesign, Inc. incorporated by reference to Exhibits 2 and 10 of a Registration
                                    Statement on Form S-4 (No. 33-53720) filed with the Securities and Exchange Commission and effective December 31, 1992.

                             (b)    Agreement of Merger with Biolab SA
                                    incorporated by reference to Exhibit 2 of a Registration Statement on Form S-3 (No. 33
                                    -67508 filed with the Securities and

                                    Exchange Commission and effective September
                                    24, 1993.

                            (c)     Employment Agreement with Dr. George R.
                                    Evanega which is a management contract
                                    or compensatory plan or arrangement filed with the Company's Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1995.

                            (d) Private label agreement with Fresenius AG filed with the Company's Annual Report on Form 10-K for the fiscal year ended
                                    December 31, 1995.

         21 Subsidiaries of Registrant, incorporated by reference to Exhibit 2 of Annual Report on Form 10-KSB for the fiscal year ended
                            December 31, 1994.

         23 Consent of KPMG Peat Marwick LLP for incorporation of its report with respect to the financial statements included herein as a part of this report, which report is incorporated by reference into a Registration Statement on Form S-3 (No. 33-67508) filed with the Securities and Exchange Commission and effective September 24,1993, a Registration
                            Statement on Form S-8 (No. 33-48810) filed with
                            Securities and Exchange Commission and effective
                            June 24, 1992 and a Registration Statement on Form
                            S-8 (No. 33-50546) filed with the Securities and Exchange Commission and effective August 6, 1992.

         27                  Financial Data Schedule

(b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year ended December 31, 1996, the Company filed no reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GULL LABORATORIES, INC.

                                          By /s/ George R. Evanega
                                          ------------------------
                                          George R. Evanega, President and CEO

                                          Date  3-26-97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George R. Evanega                           Date   3-26-97
-------------------------------                     -----------
George R. Evanega President and
Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Michael B. Malan                            Date   3-26-97
-------------------------------                     -----------
Michael B. Malan Secretary/Treasurer
(Principal Financial & Accounting Officer)

/s/ Myron W. Wentz                              Date   3-26-97
-------------------------------                     -----------
Myron W. Wentz
Chairman of the Board of Directors


-------------------------------                 Date
Matthias Schmidt, Director, Vice                    -----------
Chairman

-------------------------------                 Date
Gerd Krick, Director                                -----------


/s/ Ulrich Wagner                               Date   3-26-97
-------------------------------                     -----------
Ulrich Wagner, Director

/s/Anne-Marie Ricart                            Date   3-26-97
-------------------------------                     -----------
Anne-Marie Ricart, Director

/s/ Peter Gladkin                               Date   3-26-97
-------------------------------                     -----------
Peter Gladkin, Director

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item                                                                      Page
-------------------------                                                 ----
Report of KPMG Peat Marwick LLP, Independent Auditors                     F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1996
        and 1995                                                          F-2

     Consolidated Statements of Operations for the years
        ended December 31, 1996, 1995 and 1994                            F-3

     Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1996, 1995 and 1994                      F-4

     Consolidated Statements of Cash Flows for the
        years ended December 31, 1996, 1995 and 1994                      F-5

     Notes to Consolidated Financial Statements                           F-7

Report of KPMG Peat Marwick LLP, Independent Auditors                     S-1

Consolidated Financial Statement Schedule II -
     Valuation and Qualifying Accounts                                    S-2


                             GULL LABORATORIES, INC.


                       Consolidated Financial Statements

                          December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Gull Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gull Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP

                                                 KPMG Peat Marwick LLP

Salt Lake City, Utah
January 28, 1997

                            GULL LABORATORIES, INC.

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                                                                       1996              1995
                                                                   -------------    --------------
                           Assets
                           ------
Current assets:
  Cash                                                             $    301,033           219,415
  Accounts receivable, less allowance for doubtful accounts of
    $314,194 in 1996 and $253,747 in 1995 (note 5)                    2,406,222         2,778,952
  Net investment in sales-type leases (notes 6, 7, and 8)               262,831           145,200
  Income tax refund receivable (note 9)                                 134,743           264,506
  Inventories (notes 3 and 5)                                         3,324,408         3,393,924
  Prepaid expenses                                                      399,774           242,088
  Deferred income taxes (note 9)                                        108,000           124,000
                                                                   -------------    --------------
       Total current assets                                           6,937,011         7,168,085
                                                                   -------------    --------------
Property, plant, and equipment, net (notes 4, 6, and 7)               3,616,171         3,572,899
Net investment in sales-type leases (notes 6, 7, and 8)                 810,419           507,018
Other assets, net (note 2)                                              989,101         1,069,628
                                                                   -------------    --------------
                                                                   $ 12,352,702        12,317,630
                                                                   =============    ==============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
  Notes payable (note 5)                                           $  1,675,322         2,286,123
  Accounts payable                                                    1,648,036         1,693,480
  Accrued expenses                                                      471,825         1,221,990
  Current installments of long-term debt and capital lease
    obligations (notes 6 and 7)                                         401,937         1,841,629
                                                                   -------------    --------------
       Total current liabilities                                      4,197,120         7,043,222

Long-term debt and capital lease obligations, excluding current
  installments (notes 6 and 7)                                        2,785,893           131,826
Deferred income taxes (note 9)                                          298,000           304,600
Other long-term liabilities                                              96,503            96,503
                                                                   -------------    --------------
       Total liabilities                                              7,377,516         7,576,151
                                                                   -------------    --------------
Commitments and contingencies (notes 7 and 16)

Stockholders' equity (note 12):
  Preferred stock, $.01 par value. Authorized 5,000,000 shares;
    no shares issued or outstanding                                           -                 -
  Common stock, $.001 par value. Authorized 50,000,000 shares;
    6,563,934 shares issued and outstanding in 1995 and 1996              6,564             6,564
  Additional paid-in capital                                          6,910,908         6,910,908
  Foreign currency translation adjustment                              (192,833)         (185,828)
  Accumulated deficit                                                (1,749,453)       (1,990,165)
                                                                   -------------    --------------
       Total stockholders' equity                                     4,975,186         4,741,479
                                                                   -------------    --------------
                                                                   $ 12,352,702        12,317,630
                                                                   =============    ==============

         See accompanying notes to consolidated financial statements

                               GULL LABORATORIES, INC.

                     Consolidated Statements of Operations

                 Years ended December 31, 1996, 1995 and 1994


                                                                1996               1995              1994
                                                           --------------     --------------     --------------
Sales                                                      $  17,908,752         18,827,853         15,841,606
Cost of sales                                                  8,395,238          9,020,172          7,159,067
                                                           --------------     --------------     --------------
                                                               9,513,514          9,807,681          8,682,539
                                                           --------------     --------------     --------------

Expenses:
  Selling, general and administrative                          6,856,018          7,415,244          6,101,852
  Research and development                                     1,422,926            901,633          1,219,582
  Restructuring charge (note 14)                                       -            505,260            775,000
                                                           --------------     --------------     --------------
        Total expenses                                         8,278,944          8,822,137          8,096,434
                                                           --------------     --------------     --------------

Operating income                                               1,234,570            985,544            586,105
                                                           --------------     --------------     --------------

Other income (expense):
  Interest expense                                              (535,786)          (647,656)          (588,626)
  Other (note 11)                                                 32,697            872,305            258,044
                                                           --------------    --------------      --------------
        Total other (income) expense                            (503,089)           224,649           (330,582)
                                                           --------------    --------------      --------------

        Income before provision for income taxes                 731,481          1,210,193            255,523

Income tax expense (note 9)                                      490,769            857,300            566,625
                                                           --------------     --------------     --------------

        Net income (loss)                                  $     240,712            352,893           (311,102)
                                                           ==============     ==============     ==============


Income (loss) per common and common equivalent share       $        0.04               0.05              (0.05)
                                                           ==============     ==============     ==============

         See accompanying notes to consolidated financial statements.

                             GULL LABORATORIES, INC.

                Consolidated Statements of Stockholders' Equity

                Years ended December 31, 1996, 1995, and 1994


                                                                              Addi-        Foreign                      Total
                                                     Common Stock            tional       currency                      stock-
                                              --------------------------     paid-in     translation    Accumulated     holders'
                                                Shares         Amount        capital     adjustment      deficit        equity
                                              -----------    -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1993                    6,513,267     $    6,513     6,408,467       110,424    (2,031,956)    4,493,448

Stock options exercised                           41,667             42        58,083             -             -        58,125

Tax benefit from exercise of stock options             -              -        59,000             -             -        59,000

Net loss                                               -              -             -             -      (311,102)     (311,102)

Foreign currency translation adjustment                -              -             -      (219,439)            -      (219,439)
                                              -----------    -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1994                    6,554,934          6,555     6,525,550      (109,015)   (2,343,058)    4,080,032

Stock options exercised                            9,000              9        15,178             -             -        15,187

Sale of Biolab Germany                                 -              -       173,063             -             -       173,063

Tax benefit from exercise of stock options             -              -       197,117             -             -       197,117

Net income                                             -              -             -             -       352,893       352,893

Foreign currency translation adjustment                -              -             -       (76,813)            -       (76,813)
                                              -----------    -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1995                    6,563,934          6,564     6,910,908      (185,828)   (1,990,165)    4,741,479

Net income                                             -              -             -             -       240,712       240,712

Foreign currency translation adjustment                -              -             -        (7,005)            -        (7,005)
                                              -----------    -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1996                    6,563,934     $    6,564     6,910,908      (192,833)   (1,749,453)    4,975,186
                                              ===========    ===========   ===========   ===========   ===========   ===========


         See accompanying notes to consolidated financial statements.

                              GULL LABORATORIES, INC.

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                            1996             1995               1994
                                                                       -------------     -------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                    $    240,712           352,893           (311,102)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                        660,097           667,196            778,832
       Loss (gain) on disposal of property, plant, and equipment             11,214          (371,176)            24,118
       Provision for losses on accounts receivable                           63,754            93,649            127,616
       Provision for loss on leases                                          65,470            86,765                  -
       Provision for inventory reserve                                      163,613           302,123                  -
       Provision for warranty reserve                                        84,515            84,609                  -
       Tax benefit from exercise of stock options                                 -           197,117             59,000
       Gain on sale of Gull GmbH                                                  -         (140,437)                  -
       Gain on sales-type leases                                           (246,484)        (275,662)                  -
       Amortization of unearned income on sales-type leases                (100,892)         (53,448)                  -
       Changes in assets and liabilities:
          Accounts receivable                                               233,625         (154,109)           (332,355)
          Income tax refund receivable                                      129,765         (110,681)            116,673
          Inventories                                                      (492,999)        (805,879)           (871,498)
          Prepaid expenses                                                 (166,370)          (6,834)            135,533
          Other assets                                                        5,541         (206,905)           (125,323)
          Accounts payable and accrued expenses                            (743,719)         216,585            (190,732)
          Other liabilities                                                       -                -              96,500
          Deferred income taxes                                               9,400           29,700              10,400
                                                                       -------------     -------------     --------------
            Net cash provided by (used in) operating activities             (82,758)         (94,494)           (482,338)
                                                                       -------------     -------------     --------------

Cash flows from investing activities:
  Increase in sales-type leases                                            (233,960)        (344,854)                  -
  Payments received on sales-type leases                                    421,966          226,384                   -
  Proceeds from sale of property, plant, and equipment                       24,889          989,127              70,814
  Purchase of property, plant, and equipment                               (681,924)        (663,766)           (668,858)
  Proceeds from the sale of Gull GmbH                                             -          313,500                   -
                                                                       -------------     ------------      --------------
            Net cash provided by (used in) investing activities            (469,029)         520,391            (598,044)
                                                                       -------------     ------------      --------------

Cash flows from financing activities:
  Principal payments on long-term debt & capital lease obligations       (2,057,957)      (1,394,241)         (1,371,652)
  Net increase (reduction) in line-of-credit                               (634,583)         469,346           1,014,693
  Proceeds from issuance of long-term debt & capital lease obligations    3,167,095          180,866           1,302,466
  Proceeds from issuance of common stock                                          -           15,187              58,125
                                                                       -------------     ------------      --------------
            Net cash provided by (used in) financing activities             474,555         (728,842)          1,003,632
                                                                       -------------     ------------      --------------

Effect of foreign exchange rate changes on cash                             158,850          154,206              38,989
                                                                       -------------     ------------      --------------

Net increase (decrease) in cash                                              81,618         (148,739)            (37,761)

Cash at beginning of year                                                   219,415          368,154             405,915
                                                                       -------------     ------------      --------------
Cash at end of year                                                    $    301,033          219,415             368,154
                                                                       =============     ============      ==============

                              GULL LABORATORIES, INC.

                  Years ended December 31, 1996, 1995, and 1994

                                                                               1996             1995               1994
                                                                          -------------     -------------     --------------
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
   Interest                                                               $    533,554           644,009            611,194
   Income tax                                                                  321,624         1,050,800            372,000

Supplemental Disclosures of Noncash Investing and Financing Activities
---------------------------------------------------------------------

Note payable incurred for equipment                                       $    127,808           60,491                   -
Transfer of inventory to net investment in sales-type leases                   327,133          236,605                   -


            See accompanying to consolidated financial statements.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994

(1)  Summary of Significant Accounting Policies

  (a)  Business Presentation

   Gull Laboratories, Inc. (the Company or Gull) is in the business of develop ing, manufacturing, and selling medical diagnostic kits and bioreagents.
   The Company operates in a global market with direct sales representatives in the United States, Belgium, France, and the Netherlands and distributors in approximately 30 other foreign countries. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Fresenius AG, a German company, owns 55 percent of the outstanding common stock of the Company. Although the Company purchases certain raw materials from a single supplier, alternative sources of supply are available for all raw materials.

  (b)  Accounts Receivable

   As a general policy, collateral is not required for receivables, but custom ers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. The Company maintains an allow ance for losses based upon the expected collectibility of all accounts receivable.

  (c)  Inventories

   Inventories are stated at the lower of cost or market using the first-in, first-out method.

  (d)  Property, Plant, and Equipment

   Property, plant, and equipment are recorded at cost and are depreciated on the straight-line method over their estimated useful lives of twenty to thirty-two years for buildings and improvements and three to eight years for all other classes of depreciable property.

  (e)  Other Assets

   Other assets include the excess of cost over fair value of assets acquired (goodwill), marketing rights, deposits, and certain deferred costs. Good will is amortized on the straight-line basis over ten years and other assets are amortized on the straight-line basis over their estimated lives of five to ten years.

  (f)  Research and Development, and Advertising

   Research and development, and advertising costs are expensed as incurred.

                             GULL LABORATORIES, INC.
                  Notes to Consolidated Financial Statements

  (g)  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h)  Earnings Per Common and Common Equivalent Share

   Earnings per share is based on the weighted average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. The weighted average number of shares used in computing earnings per share for 1996, 1995, and 1994, were 6,651,902, 6,559,245, and
   6,538,176, respectively. Primary and fully diluted earnings per share are the same for 1996.

  (i)  Foreign Currency Translation

   Assets and liabilities of foreign operations are translated at exchange rates in effect at year-end, and statements of operations are translated at the average exchange rates for the year. Adjustments resulting from trans lation are reported as a separate component of stockholders' equity until the foreign entity is sold or liquidated. Gains and losses resulting from foreign currency transactions are generally included in income.

  (j)  Use of Estimates

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make esti mates and assumptions that affect the reported amounts of assets and liabil ities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k)  Disclosure About Fair Value of Financial Instruments

   At December 31, 1996, the book value of all of the Company's financial instruments approximates fair value except for long-term debt. The fair value of the Company's long-term debt was estimated by discounting the future cash flows of each instrument at prevailing rates currently offered for similar debt instruments of comparable maturities. The estimated fair value of the long-term debt, excluding capital leases as disclosed in note 6, at December 31, 1996 and 1995, was approximately $2,220,000 and $2,133,000, respectively.

                             GULL LABORATORIES, INC.
                   Notes to Consolidated Financial Statements

  (k)  Disclosure About Fair Value of Financial Instruments (continued)

   The fair value of the Company's financial instruments are based on judgments regarding current economic conditions, risk characteristics of financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, there fore, cannot be determined with precision. Changes in assumption could significantly affect the estimates.

  (l)  Stock-Based Compensation

   Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB
   25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

  (m)  Impairment of Long-Lived Assets

   Management periodically reviews long-lived assets including intangible assets for possible impairment. Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. No impairment has been recognized in the accompanying consolidated financial statements.

  (n)  Reclassification

   Certain amounts in 1995 and 1994 have been reclassified to conform with the 1996 presentation.

(2)  Other Assets

     Other assets consist of the following at December 31:

                                               1996             1995
                                           -------------    ------------
    Goodwill                               $    897,166         897,166
    Deposits                                     26,372         111,029
    Patents, organizational costs,
      and marketing rights                      288,135          77,671
    Other                                       153,949         262,900
    Less accumulated amortization              (376,521)       (279,138)
                                           -------------    ------------
                                           $    989,101       1,069,628
                                           =============    ============

                              GULL LABORATORIES, INC.
                 Notes to Consolidated Financial Statements

(3)  Inventories

     Inventories consist of the following at December 31:

                                              1996              1995
                                         --------------     --------------
    Raw materials                        $     945,795          1,141,163
    Work-in-process                            822,576            176,624
    Finished goods                             858,540          1,625,523
    Equipment held for lease or sale           697,497            450,614
                                         --------------     --------------
                                         $   3,324,408          3,393,924
                                         ==============     ==============

(4)  Property, Plant, and Equipment

    Property, plant, and equipment consist of the following at December 31:

                                             1996              1995
                                         -------------     -------------
    Land and improvements                $    649,835           649,835
    Building and improvements               2,841,102         2,734,237
    Machinery and equipment                 2,033,393         1,685,018
    Office furniture and equipment          1,426,579         1,463,401
    Transportation equipment                   70,812            78,784
    Construction-in-progress                    3,610            16,216
                                       ---------------     -------------
                                            7,025,331         6,627,491
    Less accumulated depreciation
      and amortization                      3,409,160         3,054,592
                                       ---------------     -------------
                                       $    3,616,171         3,572,899
                                       ===============     =============

(5)  Notes Payable

     Notes payable consist of the following at December 31:

                                              1996              1995
                                       ---------------     -------------
    Line of credit                     $    1,601,116         1,492,128
    Bank overdraft facility                    74,206           293,995
    Equipment line of credit                        -           500,000
                                       ---------------     -------------
        Total notes payable            $    1,675,322         2,286,123
                                       ===============     =============

    The Company maintains lines of credit with banks totaling approximately $2,400,000 which are either due on demand or expire in May 1997. Borrowings under the lines of credit are limited to certain levels of accounts receivable and inventories. The rates of interest charged range from the bank's reference rate plus .25 percent to the banks reference rate plus .4 percent (effective rates from 7.15 to 8.65 percent at December 31, 1996). The lines of credit are secured by accounts receivable and inventories. Among other restrictions, debt covenants related to the line of credit require the Company to maintain certain levels of tangible net worth.

                              GULL LABORATORIES, INC.
                  Notes to Consolidated Financial Statements

(6)  Long-term Debt

     Long-term debt consists of the following at December 31:

                                                                              1996             1995
                                                                          -------------    --------------
    Mortgage notes payable to a bank at 10% interest, payable
      in monthly installments of $17,115, including interest,
      based on a 30-year amortization with a balloon payment
      in July 1996.  The note is secured by land and a building           $          -         1,785,741

    Mortgage note payable to a bank at 10.06% interest, payable in monthly installments of $19,605, including interest, based on a 15-year amortization with a balloon payment in June 2006.
      The note is secured by land and a building                             1,776,499                 -

    Note payable to a bank at 9.38% interest, payable in monthly installments of $3,391, including interest, through October
      1999.  The note is secured by equipment                                  100,769           130,270

    Mortgage note payable to a bank at 8.81% interest, payable in monthly installments of $572, including interest, based on a
      20-year amortization with a balloon payment in February 2001.
      The note is secured by a building                                         62,792                 -

    Note payable to lending institution at 11% interest, payable in monthly payments of $15,798 through August 1997 and decreasing thereafter incrementally through May 2001.  The note is
      secured by equipment and the proceeds of certain sales-type
      leases                                                                   452,746                 -

    Capitalized lease obligations (note 7)                                     795,024                 -

    Other                                                                            -            57,444
                                                                          -------------    --------------
          Total long-term debt                                               3,187,830         1,973,455
    Less current portion                                                       401,937         1,841,629
                                                                          -------------    --------------
          Long-term debt, excluding current installments                  $  2,785,893           131,826
                                                                          =============    ==============

    Principal maturities of long-term debt and capital lease obligations for the years subsequent to December 31, 1996 are as follows:

             1997                                 $  401,937
             1998                                    335,788
             1999                                    347,456
             2000                                    355,032
             2001                                    254,972
             Thereafter                            1,492,645
                                               -------------
                                                 $ 3,187,830
                                               =============

                               GULL LABORATORIES, INC.
                     Notes to Consolidated Financial Statements

(7)  Lease Obligations

    Capital Leases - The Company leases equipment under a master capital lease agreement with a financial institution and under other capital lease agreements. At December 31, 1996, the obligation under the master lease agreement was $713,000 (increasing to $1.1 million subsequent to year-end). Minimum rentals of these leases have been capitalized at the present value of the rentals at the inception of the lease and the obligation for such amount is recorded as a liability. Interest is accrued on the basis of the outstanding lease obligation. Assets securing such leases had an approximate net book value of 829,000 at December 31, 1996.

    Operating Leases - The Company leases administrative offices, manufacturing facilities, and certain equipment under noncancelable operating lease agreements expiring through August 2005. Total rent expense approximated $81,000, $44,000, and $68,000 in 1996, 1995, and
    1994, respectively.

    Required future minimum lease payments and the present value of the future minimum capital lease payments at December 31, 1996 are as follows:

                                                                   Capital           Operating
                                                                    leases            leases
                                                                --------------    --------------
    Year ending:
       1997                                                     $     298,604            92,004
       1998                                                           282,324            84,804
       1999                                                           282,324            70,404
       2000                                                           275,346            70,404
       2001                                                           217,137            70,404
       Thereafter                                                       6,403           258,148
                                                                --------------    --------------
          Total future minimum lease payments                       1,362,138     $     646,168
                                                                                  ==============
    Less amount representing interest and executory costs            567,114
                                                                --------------
          Present value of future minimum lease payments
          (see note 6)                                          $     795,024
                                                                ==============

                             GULL LABORATORIES, INC.
                  Notes to Consolidated Financial Statements

(8)  Net Investment in Sales-Type Leases

    The Company has invested in certain equipment financing agreements under sales-type leases. Each sales-type lease is collateralized by a security interest in the financed equipment. At December 31, 1996 and 1995, the net investment reflected in the accompanying consolidated balance sheets for these sale-type leases consisted of the following:

                                                               1996               1995
                                                           -------------     -------------
    Gross minimum sales-type lease receivables             $  1,605,283           921,038
    Less allowance for uncollectible receivables               (128,622)          (86,765)
                                                           -------------     -------------
        Net minimum sales-type lease receivables              1,476,661           834,273
    Unearned interest income                                   (403,411)         (182,055)
                                                           -------------     -------------
        Net investment in sales-type leases                   1,073,250           652,218
    Less current portion                                       (262,831)         (145,200)
                                                           -------------     -------------

        Net investment in sales-type leases,
          excluding current portion                        $    810,419           507,018
                                                           =============     =============

    Minimum gross receipts from sales-type lease receivables for the next five years are as follows:

      Year ending December 31:
              1997                              $    420,882
              1998                                   379,380
              1999                                   368,731
              2000                                   305,657
              2001                                   130,633
                                                -------------
                Total                           $  1,605,283
                                                =============
(9)  Income Taxes

    Income tax expense for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                      1996            1995             1994
                                  ------------    ------------     ------------
   Current:
      Federal                     $   404,369         695,600          467,225
      State                            77,000         132,000           89,000
                                  ------------    ------------     ------------
                                      481,369         827,600          556,225
                                  ------------    ------------     ------------
   Deferred:
      Federal                           7,900          24,700            8,400
      State                             1,500           5,000            2,000
                                  ------------    ------------     ------------
                                        9,400          29,700           10,400
                                  ------------    ------------     ------------
          Total provision         $   490,769         857,300          566,625
                                  ============    ============     ============

                             GULL LABORATORIES, INC.
                 Notes to Consolidated Financial Statements

(9)  Income Taxes (continued)

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income from operations as follows:


                                                                   1996            1995            1994
                                                                ------------    ------------    ------------
   Computed "expected" tax expense                              $   249,000         411,500        87,000
   Increase (decrease) in income taxes resulting from:
      Goodwill amortization                                          31,000          31,000        31,000
      Exclusion of loss from foreign subsidiary                     142,000         315,000       396,000
      Foreign sales corporation exclusion                            (2,900)        (32,000)      (43,000)
      State taxes, net of federal benefits                           41,000          90,000        60,000
      Other                                                          30,669          41,800        35,625
                                                                ------------    ------------    ------------
            Provision for income taxes                          $   490,769         857,300       566,625
                                                                ============    ============    ============

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                           1996                                 1995
                                            ---------------------------------     --------------------------------
                                               Domestic           Foreign             Domestic          Foreign
                                            --------------     --------------     -------------     --------------
    Deferred tax assets:
      Tax losses                            $           -          2,477,000                 -          2,118,000
      Research and development expenses                 -                  -                 -             15,000
      Warranty reserve                             45,000                  -            28,000                  -
      Vacation reserve                             38,000                  -            33,000                  -
      Bad debt reserve                             35,000                  -            13,000                  -
      Inventory reserve                            21,000                  -            50,000                  -
      Technology amortization                      14,000                  -             8,000                  -
      Capitalized interest                              -                  -               300                  -
      Other items                                   6,000                  -             4,000                  -
                                            --------------     --------------     -------------     --------------
          Total gross deferred tax assets         159,000          2,477,000           136,300          2,133,000

      Less valuation allowance                          -         (2,448,000)                -         (2,093,000)
                                            --------------     --------------     -------------     --------------
          Deferred tax assets                     159,000             29,000           136,300             40,000
                                            --------------     --------------     -------------     --------------

                               GULL LABORATORIES, INC.
                   Notes to Consolidated Financial Statements

(9)  Income Taxes (continued)

                                                           1996                                 1995
                                            ---------------------------------     --------------------------------
                                               Domestic           Foreign             Domestic          Foreign
                                            --------------     --------------     -------------     --------------
    Deferred tax liabilities:
      Patents                               $     (35,000)                 -           (12,000)                 -
      Sales leases                                (92,000)                 -           (54,000)                 -
      Other payables                                    -            (29,000)                -            (40,000)
      Equipment, principally due to
         differences in depreciation             (167,000)                 -          (182,000)                 -
      Deferred revenue                            (55,000)                 -           (55,000)                 -
      Other                                             -                  -           (13,900)                 -
                                            --------------     --------------     -------------     --------------
         Total gross deferred
           tax liabilities                       (349,000)           (29,000)         (316,900)           (40,000)
                                            --------------     --------------     -------------     --------------
         Net deferred tax liability         $    (190,000)                 -          (180,600)                 -
                                            ==============     ==============     =============     ==============
         Net current deferred tax asset     $     108,000                  -           124,000                  -
         Net noncurrent deferred
           tax liability                         (298,000)                 -          (304,600)                 -
                                            --------------     --------------     -------------     --------------
                                            $    (190,000)                 -          (180,600)                 -
                                            ==============     ==============     =============     ==============

    The domestic valuation allowance for deferred tax assets as of January 1, 1995 was zero. There was no change in the total domestic valuation allowance for the years ended December 31, 1996 and 1995. The valuation allowance of $2,448,000 and $2,093,000 at December 31, 1996 and 1995,
    respectively, is solely attributable to the foreign jurisdiction.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(10)  Employee Benefit Plans

    The Company has an Employee Stock Ownership Plan (ESOP) and 401(k) plan that covers all United States employees who have been employed for one month. The ESOP contributions are used to purchase Company securities. The Board of Directors approved discretionary contributions to the ESOP totaling $11,587 and $40,000 for 1995 and 1994, respectively. No discretionary contribution was made to the ESOP during the year ended December 31, 1996.

                              GULL LABORATORIES, INC.
                   Notes to Consolidated Financial Statements

(10)  Employee Benefit Plans (continued)

    The Company matches 25 percent of employee contributions to the 401(k) plan up to a maximum individual employee contribution of four percent of the employee's cash compensation. These matching contributions vest over a seven-year period. Employer matching contributions totaled $45,273, $38,413, and $33,204 for 1996, 1995, and 1994, respectively.

    Gull Diagnostics S.A. has a contract with an insurance company under which certain foreign employees may receive lump-sum payments or annuity payments at retirement. The Company pays two-thirds of the monthly premiums and the employee pays the remaining one third. The Company's contribution to the plan was approximately $14,500, $17,000, and $13,500 during 1996, 1995, and 1994, respectively.

(11) Other Income and Related Party Transactions

    Other income consisted of the following approximate amounts for the years ended December 31,:

                                                 1996               1995               1994
                                            --------------     --------------     --------------
    Gain on sale of Biolab Germany          $           -            140,437                  -
    Gain on sale of building                            -            516,533                  -
    Currency transaction gains (losses)           (38,496)           155,116            257,431
    Interest income                               132,981             92,083             18,549
    Other nonoperating expenses                   (61,788)           (31,864)           (17,936)
                                            --------------     --------------     --------------     ------------
                                            $      32,697            872,305            258,044
                                            ==============     ==============     ==============

    Sales to Fresenius AG, which holds a 55 percent ownership interest in the Company's common stock, totaled $1,535,943, $2,370,977, and $1,106,528 during 1996, 1995, and 1994 respectively.

    In January 1995, the Company sold all of the assets of its German operations to Fresenius AG. The Company received proceeds on the sale of $313,500 of which $140,437 was recognized as a gain, as noted in the table above, and $173,063 was recognized as a contribution to capital.

(12)  Stock Compensation Plans

    Under the 1984 Gull Laboratories, Inc. fixed Stock Option Plan, the Company may grant options to its employees for up to 833,333 shares of common stock. Under the Company's fixed 1992 Stock Option Plan, the Company may grant options to its officers, directors, and key management personnel for up to 500,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the compensation committee of the Company's Board of Directors and vest 25 percent per year.

                               GULL LABORATORIES, INC.
                   Notes to Consolidated Financial Statements

(12)  Stock Compensation Plans (continued)

    A summary of the activity under the plans is as follows:

                                                                 Years ended December 31,
                             -------------------------------------------------------------------------------------------------
                                          1996                            1995                               1994
                             -----------------------------     -----------------------------     -----------------------------
                                                Weighted-                         Weighted-                        Weighted-
                                                 Average                           Average                          Average
                                                Exercise                          Exercise                          Exercise
                                Shares            price           Shares           price            Shares           price
                             ------------     ------------     ------------     ------------     ------------     ------------
    Outstanding at
      beginning of year          386,000      $      4.64          270,000      $      4.88          341,667      $      4.51
    Granted                      130,000             4.68          200,000             4.50                -                -
    Exercised                          -                -           (9,000)            1.69          (41,667)             1.39
    Forfeited                    (10,000)            5.50          (75,000)            5.50          (30,000)             5.50
                              -----------                      ------------                      ------------
    Outstanding at end
      of year                    506,000           $ 4.63          386,000      $      4.64          270,000              4.88
                              ===========                      ============                      ============
    Options exercisable
      at year-end                269,750                            70,000                            55,500

    Weighted-average fair
      value of options
      granted during
      the year                $     3.34                       $      2.77

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                              Options outstanding                               Options exercisable
                              -----------------------------------------------------      ----------------------------------
                                                    Weighted
                                  Number             average             Weighted-            Number            Weighted-
              Range of        outstanding at        remaining            average          exercisable at         average
              exercise          December 31,       contractual          exercise           December 31,          exercise
               prices              1996               life                price               1996                price
           --------------     --------------     --------------      --------------      --------------      --------------
              $ 1.125                21,000            1.0 yrs.      $       1.125              21,000               1.125
            3.50 - 4.50             225,000            8.6                   4.431             118,750               4.401
            4.63 - 5.00             130,000            9.2                   4.683                   -                   -
                5.50                130,000            5.5                   5.500             130,000               5.500
                              --------------                                             --------------
            1.125 - 5.50            506,000            7.6                   4.633             269,750               4.676
                              ==============                                             ==============

                            GULL LABORATORIES, INC.
                 Notes to Consolidated Financial Statements

(12) Stock Compensation Plans (continued)

    Had compensation cost for the Company' stock-based compensation plans been determined consistent with SFAS No. 123, the Company' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1996              1995
                                                         --------------     -------------
    Net income:
       As reported                                       $      40,712           352,893
       Pro forma                                               (49,909)          318,268

    Primary and fully diluted earnings per share:
       As reported                                       $        0.04              0.05
       Pro forma                                                 (0.01)             0.03

    The effect that calculating compensation cost for stock-based compensation under SFAS No. 123 has on the pro forma net income (loss) as presented above may not be representative of the effects on reported net income or losses for future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 66.2 and 49.5 percent; risk free interest rates of
    6.1 and 6.3 percent; no dividend yield for any year; and expected lives of
    7.5 years.

    On May 9, 1996, the Company granted an option to purchase 15,000 shares of the Company's common stock to a nonemployee. The option is exercisable 5,000 shares at $6 per share, 5,000 shares at $8.50 per share, and 5,000 shares at $11 per share and becomes exercisable when the Company's stock closes for twenty consecutive trading days at an average price of $6, $8.50, and $11, respectively. Compensation expense related to these options was not material.

(13) Foreign Operations, Export Sales, and Major Customer

    Operations by geographic area:

                                                           Sales
                                    ----------------------------------------------------
                                         1996               1995               1994
                                    --------------     --------------     --------------
    United States                   $  15,217,860         15,272,576         12,033,290
    Europe                              4,082,743          4,667,311          5,363,998
    Eliminations                       (1,391,851)        (1,112,034)        (1,555,682)
                                    --------------     --------------     --------------
                                    $  17,908,752         18,827,853         15,841,606
                                    ==============     ==============     ==============

                             GULL LABORATORIES, INC.
                   Notes to Consolidated Financial Statements

(13) Foreign Operations, Export Sales, and Major Customer (continued)

                                                 Income before income taxes
                                    ----------------------------------------------------
                                         1996               1995               1994
                                    --------------     --------------     --------------
    United States                   $   1,440,433          2,421,498          2,124,466
    Europe                               (214,100)          (510,272)          (662,346)
    Eliminations                           40,934            (53,377)          (617,971)
                                    --------------     --------------     --------------
                                        1,267,267          1,857,849            844,149
      Interest expense                   (535,786)          (647,656)          (588,626)
                                    --------------     --------------     --------------
                                    $     731,481          1,210,193            255,523
                                    ==============     ==============     ==============

                                                     Identifiable assets
                                    ----------------------------------------------------
                                         1996               1995               1994
                                    --------------     --------------     --------------
    United States                   $  22,046,305         20,842,948         16,858,516
    Europe                              1,734,504          2,484,998          2,709,153
    Eliminations                      (11,428,107)       (11,010,316)        (8,065,528)
                                    --------------     --------------     --------------
                                    $   12,352,702        12,317,630         11,502,141
                                    ==============     ==============     ==============

    United States export sales to unaffiliated customers by destination of sale:

                                         1996               1995               1994
                                    --------------     --------------     --------------
    Europe                          $   2,669,400          3,272,380          2,809,508
    Pacific Rim (Australia, New
      Zealand, and the Far East)        1,154,586          1,293,038            905,028
    Other                                 149,310            221,276            594,338
                                    --------------     --------------     --------------
                                    $   3,973,296          4,786,694          4,308,874
                                    ==============     ==============     ==============

    Sales to one customer amounted to 16 percent, 14 percent, and 12 percent of total sales in 1996, 1995, and 1994, respectively.

(14) Restructuring Charge

    In an effort to bring its European operations to profitability, the Company incurred restructuring charges of $505,260 and $775,000 in 1995 and 1994, respectively, substantially all of which relate to personnel termination costs. No restructuring costs were incurred in 1996.

(15) Merger

    On December 13, 1996, the Company entered into a letter of intent to acquire the diagnostic business of the Intensive Care and Diagnostic division of Fresenius AG, the Company's majority stockholder subject to the execution of a definitive acquisition agreement, receipt of a fairness opinion from an investment banker, and approval of the Company's stockholders and the Fresenius AG's Board of Directors. As of the date of these consolidated financial statements, no definitive purchase price for the acquisition had been determined.

                             GULL LABORATORIES, INC.
                  Notes to Consolidated Financial Statements

(16) Commitments and Contingencies

    The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company. As of December 31, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $430,000.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Stockholders
Gull Laboratories, Inc.:


Under the date of January 28, 1997, we reported on the consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/ KPMG Peat Marwick LLP
                                           KPMG Peat Marwick LLP

Salt Lake City, Utah
January 28, 1997

                                                                   Schedule II

                             GULL LABORATORIES, INC.

                       Valuation and Qualifying Accounts

                Years ended December 31, 1996, 1995, and 1994

                                                                   Charged
                                              Balance at           to cost                               Balance
                                               beginning             and               Amounts          at end of
                                               of period          expenses           charged off          period
                                            --------------     --------------      --------------     --------------
Year ended December 31, 1996:
   Allowance for doubtful accounts          $     253,747             63,754              (3,307)           314,194
   Allowance for loss on leases                    86,765             65,470             (23,614)           128,621
   Inventory reserve                              129,668            163,613            (238,083)            55,198
   Warranty reserve                                73,609             84,515             (40,500)           117,624

Year ended December 31, 1995:
   Allowance for doubtful accounts          $     160,343             93,649                (245)           253,747
   Allowance for loss on leases                         -             86,765                   -             86,765
   Inventory reserve                               27,545            302,123            (200,000)           129,668
   Warranty reserve                                     -             84,609             (11,000)            73,609

Year ended December 31, 1994:
   Allowance for doubtful accounts          $      33,000            127,616               (273)            160,343
   Inventory reserve                               32,563                  -             (5,018)             27,545