Form 10-Q
period 1997-03-31
GULL LABORATORIES INC /UT/
filed 1997-05-13
CIK 832404

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _______________ .


                                       0-16864
                              (Commission File number)

                               GULL LABORATORIES, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                      UTAH                               87-0404754
           ------------------------         ------------------------------------
           (State of Incorporation)         (IRS Employer Identification Number)

        1011 EAST MURRAY HOLLADAY ROAD
              SALT LAKE CITY, UTAH                            84117
    ----------------------------------------               ----------
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

The number of shares of common stock outstanding as of November 1, 1996 was 6,604,446.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             GULL LABORATORIES, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
ASSETS

Current assets:
  Cash and cash equivalents                   $   408,309    $   301,033
  Receivables-net                               3,454,593      2,406,222
  Net investment in sales-type leases             247,858        262,831
  Income tax refund receivable                                   134,743
  Inventories                                   3,506,879      3,324,408
  Prepaid expenses                                523,439        399,774
  Deferred income taxes                           108,000        108,000
                                              -----------    -----------
      Total current assets                      8,249,078      6,937,011

Property, plant and equipment - net             3,571,622      3,616,171
Net investment in sales-type leases               751,650        810,419
Other assets - net                              1,019,542        989,101
                                              -----------    -----------

      Total assets                            $13,591,892    $12,352,702
                                              -----------    ------------
                                              -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $ 2,041,895    $ 1,675,322
  Accounts payable                              1,996,347      1,648,036
  Accrued expenses                                272,986        471,825
  Income tax payable                               56,564
  Current portion of long-
   term obligations                               583,902        401,937
                                              -----------    -----------
      Total current liabilities                 4,951,694      4,197,120

Long-term obligations                           3,096,357      2,785,893
Deferred income taxes                             298,000        298,000
Other long-term liabilities                        96,503         96,503
                                              -----------    -----------
      Total liabilities                         8,442,554      7,377,516
                                              -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                      6,605          6,564
  Additional paid-in capital                    7,070,107      6,910,908
  Foreign currency translation adjustment        (187,841)      (192,833)
  Accumulated deficit                          (1,739,533)    (1,749,453)
                                              -----------    -----------
      Total stockholders' equity                5,149,338      4,975,186
                                              -----------    -----------

Total liabilities and stockholders' equity    $13,591,892    $12,352,702
                                              -----------    -----------
                                              -----------    -----------

                               GULL LABORATORIES, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended
                                                  ------------------------------
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------

Sales                                               $ 4,505,774    $ 4,891,780
Cost of goods sold                                    1,871,993      2,137,788
                                                    -----------    -----------
Gross Profit                                          2,633,781      2,753,992
                                                    -----------    -----------

Expenses:
    Selling, general and administrative               1,895,365      1,843,918
    Research and development                            393,309        387,495
                                                    -----------    -----------
    Total expenses                                    2,288,674      2,231,413
                                                    -----------    -----------

Operating income                                        345,107        522,579
                                                    -----------    -----------

Other income (expense):
    Interest expense                                   (145,137)      (118,728)
    Other                                                (3,420)        18,740
                                                    -----------    -----------
    Total other income (expense)                       (148,557)       (99,988)
                                                    -----------    -----------

Income  before provision for
 income taxes                                           196,550        422,591

Income tax provision                                    186,630        196,651
                                                    -----------    -----------

Net income                                          $     9,920    $   225,940
                                                    -----------    -----------
                                                    -----------    -----------

Earnings per common and common
 equivalent share                                   $       NIL    $       .03
                                                    -----------    -----------
                                                    -----------    -----------

                              GULL LABORATORIES, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                   OF CASH FLOWS

                                                    Three Months Ended
                                              -------------------------------
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------

Cash flows from operating activities:
   Income from continuing operations            $     9,920   $    225,941
   Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization               198,511        180,192
        Loss on sale of fixed assets                    360         20,208

   Changes in assets and liabilities:
        Net receivables                          (1,134,803)    (1,034,874)
        Inventories                                (171,589)       (70,646)
        Prepaid expenses                           (142,281)         6,716
        Other assets                                 25,520         27,270
        Accounts payable                            445,112        551,152
        Line of credit                              404,737         86,742
        Income taxes payable                        191,307        216,589
        Accrued expenses                           (183,690)        35,981
                                                -----------   ------------
Net cash provided by (used in) operating
 activities                                        (356,896)       245,271
                                                -----------   ------------

Cash flows from investing activities:
   Disposition  of property, plant and
    equipment                                                        2,000
   Purchase of property, plant and equipment       (160,904)      (203,695)
                                                -----------   ------------
Net cash used in investing activities              (160,904)      (201,695)
                                                -----------   ------------

Cash flows from financing activities:
     Proceeds from long-term obligations            853,005         70,940
     Principal payments on long-term obligations   (256,607)
     Proceeds from issuance of common stock         159,240
                                                -----------   ------------
Net cash provided from financing activities         755,638         70,940
                                                -----------   ------------

Foreign currency translation adjustment            (130,561)        (4,361)
                                                -----------   ------------

Net increase in cash                                107,277        110,155
Cash at beginning of period                         301,033        219,415
                                                -----------   ------------

Cash at end of period                           $   408,310   $    329,570
                                                -----------   ------------
                                                -----------   ------------

                               GULL LABORATORIES, INC.
                      NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                                 FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its Annual Report on Form 10-K.

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

2.  INVENTORIES

    Inventories consisted of the following:

                                                      March 31,     December 31,
                                                        1997            1996
                                                     ----------     ------------
         Raw materials                               $1,004,035     $  945,795
         Work-in-process                                798,580        822,576
         Finished goods                               1,255,162        858,540
         Equipment held for
          lease or sale                                 449,102        697,497
                                                     ----------     ----------
         Total                                       $3,506,879     $3,324,408
                                                     ----------     ----------
                                                     ----------     ----------

3.  EARNINGS PER SHARE

    Earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of shares used in computing earnings per share for the three months ended March 31, 1997 and 1996 were 6,774,126 and 6,563,934 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    During the quarter ended March 31, 1997, the ratio of current assets to current liabilities increased from 1.65 at December 31, 1996 to 1.67. Working capital increased from $2,739,891 to $3,297,384. Net receivables increased due to revenues recognized in March that were collected in April. The increased receivables were financed primarily through increased accounts payable, increased borrowings on a line of credit and a decrease in income tax refund receivables.

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

    At March 31, 1997, the Company had approximately $375,000 available under a lines of credit with its banks and had commitments totalling approximately $500,000 for the purchase of capital assets for which borrowing commitments have been secured. As the Company grows and if losses in the Company's European operations continue, there will be a need to obtain additional financing to fund the Company's operations and instrumentation program and to increase building and equipment capacity. Although the Company does not have any funding commitments, to the extent that working capital needs cannot be financed through internally generated funds, the Company believes that additional debt, equity and lease financing can be obtained.

RESULTS OF OPERATIONS

    Sales for the first quarter of 1997 of $4,505,774 were 8% lower than sales in the first quarter of 1996 of $4,891,780. Sales of the Company's United States' operations were comparable to the prior year and sales of the Company's European operations decreased 32% due to the loss of a significant distributed product line and the loss of customers due to production problems encountered in 1996. Increased sales of the Company's IFA product line and of the Company's Bioresearch operations were offset by lower sales of the Company's ELISA product line, instrumentation and to the College of American Pathologists. Changes in sales were principally due to changes in volume. There were no significant changes in the sales prices.

    Gross profits as a percentage of sales increased to 58% in the first quarter of 1997 compared to 56% in the first quarter of 1996. The increase in the gross profit percentage is due to product sales mix and manufacturing efficiencies.

    Selling, general and administriative and research and development costs in the first quarter of 1997 were consistent with the first quarter of 1996.

    Other expense increased from $99,988 in the first quarter of 1996 to $148,557 in the first quarter of 1997 resulting from increased debt incurred to finance the Company's instrumentation program. Also, the Company European operations realized foreign currency losses due to the weakness of the United States dollar in the first quarter of 1997 compared to the first quarter of 1996.

    There were no other material changes in the Company's operations during the first quarter of 1997.


PART II. OTHER INFORMATION

    No other material matter occurred during the quarter ended March 31, 1997 that requires disclosure as Part II of the Quarterly Report on Form 10Q.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULL LABORATORIES, INC.


Date   5-12-97                         /s/ Michael B. Malan
     -----------                       --------------------------------
                                       Michael B. Malan, CPA
                                       Secretary/Treasurer and
                                       V.P. of Finance (Duly authorized
                                       officer and principal financial
                                       officer)