Form 10-K/A
period 1996-12-31
GULL LABORATORIES INC /UT/
filed 1997-05-15
CIK 832404

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                              FORM 10-K/A


[X] Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the Fiscal Year Ended
    December 31, 1996.
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    ___________.

                     Commission File Number 0-16864

                         GULL LABORATORIES, INC.
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

         UTAH                                          87-0404754
----------------------------            ------------------------------------
(State of Incorporation)                (IRS Employer Identification Number)

1011 E. Murray Holladay Road
Salt Lake City, UT                                         84117
----------------------------                             ----------
(Address of principal executive offices)                 (Zip Code)


              Registrant's telephone number:  (801) 263 - 3524

          Securities registered under Section 12(b) of the Exchange Act:
     Common Stock $.001 par value registered on the American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:
                                  None

     Indicate by check/mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.     [ ] Yes   [X] No

     Indicate by check/mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 5K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 17, 1997 was $21,784,940 based upon the closing price on such date.

     The number of shares of common stock outstanding as of March 17, 1997 was 6,588,696.

              Documents Incorporated by reference:  None

          The Registrant's Form 10-K for the Fiscal Year ended December 31, 1996 is hereby amended as follows:

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Certain information concerning the members of the Board of Directors is set forth below:

-------------------------------------------------------------------------
                                                            Has Served
                                                            as Director
Name of Director          Age     Company Position             Since
-------------------------------------------------------------------------

 Myron W. Wentz           56      Director                      1974
                                  Chairman of the Board

 Matthias Schmidt         38      Director                      1997

 Anne-Marie Ricart        55      Director                      1993

 Gerd Krick               58      Director                      1994

 Ulrich Wagner            53      Director                      1994

 Peter Gladkin            49      Director                      1995

 George R. Evanega        61      Director                      1995
                                  Chief Executive Officer
                                  President
-------------------------------------------------------------------------


          In 1994, Fresenius AG purchased a controlling interest in the Company from Gull Holdings Ltd. ("GHL"), an Isle of Man corporation wholly owned by Dr. Myron W. Wentz, a Director and Chairman of the Company.

          In connection with the purchase, Fresenius AG agreed, to the extent allowed by applicable law and the fiduciary responsibilities of Fresenius AG, to cause Dr. Wentz to be nominated to the Board of Directors and to endeavor to cause Dr. Wentz to be elected as Chairman of the Board of Directors.

          GHL agreed that, for a period of seven years commencing on the date of the sale, GHL and its affiliates would not, without the prior written consent of Fresenius AG:

          (a) make or participate in any solicitation of proxies, or seek to advise or influence any person with respect to the voting of any securities of the Company;

          (b) form, join or in any way participate in a "group" within the meaning of section 13(d)(3) of the Securities Exchange Act with respect to the voting securities of the Company;

          (c) induce or attempt to induce or give encouragement to any other person to initiate any proposal or tender or exchange offer for equity securities or change of control of the Company; or

          (d) otherwise act, alone or in concert with others, to seek to control or influence the management, Board of Directors or policies of the Company.

          There are no family relationships among any of the members of the Board of Directors or among such members and the current management of the Company.


Directors

Myron W. Wentz     Myron W. Wentz, Ph.D., has been Chairman and a Director of the Company since 1974, and continues to serve in those positions. Until 1992, Dr. Wentz was President of the
                   Company. He developed the IFA products currently being manufactured and marketed by the Company. From 1969 to 1973, Dr. Wentz served as Director of Microbiology for three hospitals in Illinois. Dr. Wentz received a Ph.D.
                   in microbiology, with a specialty in immunology from the University of Utah, a M.S. degree in microbiology from the University of North Dakota and a B.S. degree in biology from North Central College. Dr. Wentz is also Chairman and President of USANA, Inc., a publicly-traded company that manufactures and distributes nutritional products.

Matthias Schmidt   Dr. Matthias Schmidt became a director and vice chairman
                   of the Company in January 1997.  Dr. Schmidt has been
                   Chairman of the Supervisory Board of Fresenius Medical
                   Care AG ("Fresenius Medical Care"), the world's largest
                   integrated provider of renal dialysis products and
                   services, since September 1996.   Fresenius AG owns 50.3%
                   of the outstanding Ordinary Shares of Fresenius Medical
                   Care, which is listed on the New York Stock Exchange.  Dr.
                   Schmidt has served as president of the Pharmaceuticals
                   Division of Fresenius AG since September 1986, interim president of the Intensive Care + Diagnostics Division
                   (the "I+D Division") of Fresenius AG since November 1996, and a member of the Management Board of Fresenius AG since
                   July 1985.  Dr. Schmidt is also a director of Hemosol
                   Inc., a Canadian development stage biopharmaceutical company listed on the Toronto Stock Exchange and engaged in development of a human blood substitute and stem cell research.

Anne-Marie Ricart  Anne-Marie Ricart became a Director of the Company in June
                   1993. Ms. Ricart founded Biolab SA, a subsidiary of the Company now known as Gull Diagnostics SA, with Dr. J. A. Engels in 1971, and still serves as a Director of Gull Diagnostics SA. Previously, Ms. Ricart co-owned and was Administrateur-Delegue of a private endocrinology laboratory and held laboratory positions in Belgium and Salt Lake City, Utah. She studied chemistry for two years at the Institute Meurice in Belgium.

Gerd Krick         Dr. Gerd Krick has been Chairman of the Managing Board and
                   Chief Executive Officer of Fresenius AG since August 1993 and Chairman of the Managing Board and Chief Executive
                   Officer of Fresenius Medical Care since September 1996.
                   Prior to August 1993, he held various positions with Fresenius AG, including Deputy Chairman of the Managing

                   Board and Director of the Medical Systems Division. Dr. Krick holds a Ph.D. degree in mechanical engineering from T.H. University, Munich, Germany. He is also Chairman of the Board of Directors of Fresenius National Medical Care Holdings, Inc. ("FNMC"), a publicly held subsidiary of Fresenius Medical Care and Chairman of the Board of Directors of Fresenius USA, Inc. ("FUSA"), a manufacturer and distributor of dialysis equipment and related disposable products (including products manufactured by Fresenius Medical Care). FUSA was publicly held until September 1996, when it became a wholly owned subsidiary of FNMC.

Ulrich Wagner      Dr. Ulrich Wagner has been a partner of O'Melveny & Myers
                   LLP, a law firm which represents Fresenius AG, since 1982.
                   He served as a director of FUSA from October 1987 through October 1989 and from March 1992 until September
                   1996. Dr. Wagner received his J.D. degree at the University of Frankfurt (Germany) and holds L.L.M. and J.D. degrees from the University of California at Berkeley.

Peter Gladkin      Peter Gladkin was elected to the Board in 1995.  He is
                   President and Chief Operating Officer of Health Data
                   Sciences Corporation ("HDS"). Prior to joining HDS, he gained a broad range of senior management experience in twenty-three years at Hewlett Packard Company's domestic and European operations. Mr. Gladkin's most recent position at Hewlett Packard was General Manager of the Healthcare Information Systems unit. He obtained B.S.
                   degrees in chemistry and physics from the University of Illinois and an M.B.A. degree from the Northwestern
                   Graduate School of Business.

George R. Evanega  George R. Evanega, Ph.D. was appointed Chief Executive
                   Officer, President and a Director of Gull in October 1995. He came to Gull from Oncor, Inc., where he had served since 1991 as President, Chief Operating Officer and Director. He was also President of Oncor Image Instruments from 1993 until October 1995. Previously Dr. Evanega was Corporate Vice President and Chief Administrative Officer and Director with Miles, Inc. He earned a B.S. degree in chemical engineering from Lehigh University, and M.S. and Ph.D. degrees in organic chemistry from Yale University. Dr. Evanega's experience in the biomedical industry includes positions as Vice President of research, marketing and sales, as well as a broad range of management positions with Boehringer Mannheim, Pfizer Pharmaceutical and Union Carbide.

          The Company has adopted a policy of paying outside Board members compensation of $8,000 per year for service as a Board member. Total Board compensation for 1996 was $40,000.

Executive Officers

          The executive officers of the Company are as follows:

          --------------------------------------------------------------------
               Name                  Age            Position with the Company
          --------------------------------------------------------------------
           Myron W. Wentz            56             Chairman of the
                                                    Board of Directors

           George R. Evanega         61             Chief Executive Officer
                                                    and President

           Fred Rachford             55             Senior Vice President

           Ernest Sumsion            49             Senior Vice President
                                                    Operations

           Michael B. Malan          40             Secretary/Treasurer

           John Turner               50             European General Manager
                                                    and Vice President

           Andrew Taylor             54             Vice President
                                                    Sales and Marketing

           Linxian Wu, Ph.D.         49             Vice President
                                                    Research and Development
          ------------------------------------------------------------------

          Each officer has been elected to hold office until his successor has been duly elected or he sooner resigns or is removed in accordance with law and the Company's bylaws.

          For biographical information with respect to Dr. Wentz and Dr. Evanega, see "Directors."

          Fred Rachford

          Fred Rachford, Ph.D., joined the Company in October 1983. Dr. Rachford directs the Regulatory Affairs and Quality Assurance departments of the Company and administers the contracts with the College of American Pathologists. Prior to joining the Company, he was employed by Baxter-Travenol Laboratories in Research and Development. Dr. Rachford received his Ph.D. and M.S.P.H. degrees from the University of North Carolina and a B.A. degree from Chico State College.

          Ernest Sumsion

          Mr. Sumsion has been employed by the Company since August 1984 and has been in charge of Operations since 1993. Mr. Sumsion became a Senior Vice President of the Company in 1996. He served as Interim President of the

Company from May to October 1995. He earned a B.S. degree in microbiology from Brigham Young University and a M.B.A. degree from the University of Utah.

          Michael B. Malan

          Michael B. Malan, M.B.A., C.P.A., joined the Company as its
Director of Finance in January 1992 and became its Secretary and Treasurer in February 1992. From 1988 to 1991, Mr. Malan was the Chief Financial Officer of Professional Lithographers, Inc. in Provo, Utah. From 1981 to 1988, Mr. Malan was employed with a national accounting firm. Mr. Malan received M.B.A. and B.A. degrees in accounting and finance from the University of Utah.

          John Turner

          Mr. Turner joined the Company in January 1997. He previously held several executive positions with the Diagnostics Division of Beckman Instrumentation, most recently as the General Manager of its French operations. Mr. Turner also has sales and marketing experience with Pharmacia Diagnostics and Technicon International. He earned a degree in biochemistry from the Bromley School of Technology.

          Andrew Taylor

          Mr. Taylor joined the Company in 1993. He has twenty-five years of experience in medical products sales and marketing, holding executive and management positions with such companies as Mountain Medical Equipment, Becton Dickinson Immunodiagnostics, United States Surgical, and Pfizer Diagnostics. Mr. Taylor received a B.S. degree in science education from East Carolina University.

          Linxian Wu, Ph.D.

          Dr. Wu obtained his Ph.D. degree in microbiology and infectious disease from the University of Alberta, Edmonton, Canada, and his B.S. degree in microbiology from Amoy University, China. He served in several scientific posts for the governments of China and the United States and performed post-doctoral work in molecular virology at the Medical College of Pennsylvania. He joined Gen Trak, Inc., as Senior Scientist and subsequently was named Director of Research and Development. Dr. Wu joined the Company in May 1994.

          An additional, significant employee is Holly Scribner.

          -------------------------------------------------------------------
             Name                  Age             Position with the Company
          -------------------------------------------------------------------

           Holly Scribner           40              President and Director
                                                    Biodesign, Inc.
          -------------------------------------------------------------------

            Holly Scribner

          Ms. Scribner has been President and a Director of Biodesign since its inception in 1987. The Company acquired Biodesign in February 1993. She founded Biodesign and is responsible for the management and daily operations of the Company. From 1979 to 1986, she was employed by Ventrex Laboratories (Hycor) in various marketing and scientific management positions in relation to diagnostics and biotechnology products. She received her B.S. degree (cum laude) in biological sciences from the University of Maine. Ms. Scribner also serves as an advisory board member for the Center for Innovation in Biomedical Technology, established by the State of Maine to promote the biomedical industry.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, affiliates and persons who own more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by such dates. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during its 1996 fiscal year, all Section 16(a) filings applicable to its officers, directors and greater than 10% beneficial owners were made as required except that the forms relating to the issuance of options to purchase an aggregate of 100,000 shares of the Company's common stock were filed late by Dr. Rachford, Mr. Sumsion, Mr. Malan and Dr. Wu.


Item 11.  Executive Compensation

          The following table sets forth the compensation of the Company's chief executive officer for the periods indicated and the only other executive officer of the Company who received total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers").

--------------------------------------------------------------------------------------------------------------
                                            Summary Compensation
--------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                  Awards        Payouts
--------------------------------------------------------------------------------------------------------------
                                                        Other
                                                        Annual   Restricted Securities             All Other
Name/                                                   Compen-    Stock    Underlying     LTIP     Compen-
Principal Position     Year     Salary      Bonus       sation     Awards   Options (#)   Payouts   sation
--------------------------------------------------------------------------------------------------------------

George Evanega(1)    1996     $180,000    $   -0-                              -0-                  $ 9,000 (2)
CEO/President
                     1995     $ 29,187    $ 50,000                           200,000                $50,000 (3)

                     1994     _______       ______                           _______                 ______

Andrew Taylor        1996     $107,977    $  4,750                             -0-                  $ 7,000 (2)
Vice President
Sales/Marketing      1995     $104,446    $  5,000                           _______                $ 7,000 (2)

                     1994     $ 84,344        -0-                            _______                $ 7,000 (2)
--------------------------------------------------------------------------------------------------------------

(1)   Dr. Evanega joined the Company in October 1995.
(2)   Represents an amount paid as a car allowance.
(3) Amount represents allowance for relocation costs of which $5,266 was paid in 1995 and $44,734 was paid in 1996.

          No options were granted to any of the Named Executive Officers in 1996. The following table presents information concerning stock options exercised during1996 and the value of unexercised stock options held by the Named Executive Officers at December 31, 1996.

------------------------------------------------------------------------------------------------------
                  Option Exercises in Last Fiscal Year and
                  Value of Stock Options at December 31, 1996
------------------------------------------------------------------------------------------------------
                                                       Number of Securities     Value of Unexercised
                                                           Underlying              in-the-Money
                                                       Unexercised Options          Options at
                                                       at December 31, 1996     December 31, 1996 ($)
                         Shares on
                         Acquired          Value           Exercisable/              Exercisable/
         Name           Exercise (#)    Realized ($)      Unexercisable             Unexercisable
------------------------------------------------------------------------------------------------------

George R. Evanega           -0-            $-0-           150,000/50,000         $881,750/$293,750

Andrew Taylor               -0-            $-0-            18,750/7,500           $121,875/$48,750
------------------------------------------------------------------------------------------------------

          Vesting of the options awarded to Dr. Evanega has been accelerated because the average daily closing price of the Company's common stock exceeded certain levels for a consecutive thirty calendar day period as provided in his employment agreement with the Company. In addition, in April 1996, the Board of Directors voted to reduce the exercise price of the shares covered by the options awarded to Dr. Evanega to $4.50 per share from $5.625 per share.

          All stock options held by Dr. Evanega and Mr. Taylor at December 31, 1996 were "in-the-money."

          The Company has an employment agreement with Dr. George Evanega, its President and Chief Executive Officer and a member of its Board of Directors. Under the terms of the agreement, Dr. Evanega is paid an annual salary of $180,000,with cost-of-living adjustments, and, commencing with the Company's 1996 fiscal year, was eligible to receive an annual "targeted" performance bonus of up to $50,000. The performance bonus is contingent upon the achievement of a level of "Net Earnings Before Income Taxes" that has been agreed upon by the Company's Board of Directors for the fiscal year. The performance bonus could range from nothing to $50,000 plus $1,000 for every 1% that the Company's "Net Earnings Before Income Taxes" exceeds the agreed upon target. Dr. Evanega did not receive a bonus in 1996. Dr. Evanega also receives a monthly car allowance of $750.

          Additionally, in 1995, Dr. Evanega received a $50,000 bonus for entering into his employment agreement, received a stock option, expiring October 2005, to purchase 200,000 shares of the Company stock at $4.50, and became eligible to receive reimbursement for relocation costs of up to $50,000, of which $5,266 was paid in 1995 and $44,734 was paid in 1996.

          Dr. Evanega's employment agreement can be canceled by either party upon the occurrence of certain events. If the Company terminates the employment agreement for certain reasons, including for cause, Dr. Evanega will not be entitled to any additional compensation. Otherwise, he will be entitled to the continuation of his base compensation for a one year period from the date of termination.

          The Company has also entered into an employment agreement with Ernest Sumsion, its Senior Vice President. The term of the agreement is two years with options to renew annually for additional two year periods. If at the expiration of the first two year period the Company does not renew Mr. Sumsion's employment, Mr. Sumsion is entitled to receive severance payments for nine months. The Company's Chief Executive Officer has the discretion to extend the severance payments for an additional three months if Mr. Sumsion has not found employment during the nine month period.

          Under the terms of the agreement, Mr. Sumsion is paid an annual salary of $120,000 per year, a bonus for "targeted" performance, and an annual car allowance of $6,000. Mr. Sumsion was also granted an option to purchase 30,000 shares of the Company's stock, with vesting to occur at the rate of 25% per year for the four years following the grant of the option. The Company has also agreed to grant Mr. Sumsion options to purchase 200,000 shares of the Company's stock over a ten year period with 20,000 shares vesting per year with the first option to be granted on January 1, 1998.

          The Company has also agreed to terms of a severance agreement with Michael B. Malan, its Secretary/Treasurer. If Mr. Malan's employment is terminated, he will be entitled to receive severance payments for nine months. The Company's Chief Executive Officer has the discretion to extend the severance payments for an additional three months if Mr. Malan has not found employment during the nine month period.

          The Company does not have employment agreements with any of its other executive officers. See "Certain Relationships and Related Transactions" for information regarding a bonus agreement proposed to be entered into between the Company and Dr. Wentz. The Company does not have any other compensatory plans or arrangements which would result from the resignation, retirement or other termination of an executive officer of the Company due to a change in control of the Company or a change in the executive officer's responsibilities due to a change in control of the Company.


Compensation Committee Interlocks and Insider Participation

          Dr. Wentz, a former President and Chief Executive Officer of the Company, is a member of the Company's Compensation Committee. Mr. Krammer, who was a member of the Compensation Committee during 1996, was a member of the Managing Board of Fresenius AG until December 1996. Dr. Schmidt, who is currently a member of the Compensation Committee, is currently a member of the Fresenius AG Managing Board. In 1996, sales by the Company to Fresenius AG represented 9% of total sales. See "Certain Relationships and Related Transactions."


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

          As of the close of business on May 9, 1997, the Company has issued and outstanding 6,604,446 shares of common stock, par value $.001 per share. Each share is entitled to one vote on matters brought before the shareholders of the Company. Shareholders are not allowed to cumulate their shares in voting for directors.

          The following table sets forth, as of May 9, 1997, the name and share holdings of any person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the name and share holdings of (i) each current director of the Company and each officer named in the Summary Compensation Table below, and (ii) all officers and directors of the Company as a group:

------------------------------------------------------------------------------
                  Security Ownership of Certain Beneficial
                           Owners and Management
------------------------------------------------------------------------------
                                Amount and Nature of            Percentage
     Name/Address               Beneficial Ownership (1)(2)       of Class (2)
------------------------------------------------------------------------------

Principal Shareholders:
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany        3,610,693 (3)(4)                    55%

   Anne-Marie Ricart
   La Grande Buissiere 25
   1380 Ohain
   Belgium                           852,155                           13%

------------------------------------------------------------------------------

Officers and Directors:

   Myron W. Wentz
   Director/Chairman
   c/o Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117           10,000 (5)                        *

   Matthias Schmidt
   Director
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany             -0-                             *

   Gerd Krick
   Director
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany             -0-                             *

   Anne-Marie Ricart
   Director                         See Above

   Ulrich Wagner
   Director
   O'Melveny & Myers LLP
   153 East 53rd Street
   New York, NY 10022                   -0-                             *

   Peter Gladkin
   Director
   Health Data Sciences
   268 West Hospitality Lane
   3rd Floor
   San Bernadino, CA 92408              -0-                             *

   George R. Evanega
   President/CEO/Director
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117          200,000 (6)                        3%

   Andrew Taylor
   Vice President-Sales/Marketing
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117           10,588 (7)                        *
------------------------------------------------------------------------------
All officers and directors as a
group (13 persons) (8)             1,204,681                           17%
------------------------------------------------------------------------------

* Less than 1%.

(1) Except as provided below, each person listed exercises sole voting and investment power over the shares of common stock listed for such person in this table.

(2) Number of shares and percentages include shares issuable upon exercise of all options to purchase common stock exercisable within sixty days of May 9, 1997 held by each listed person. See "Executive Compensation." All percentages have been rounded to the nearest whole percentage point.

(3) The share capital of Fresenius AG consists of ordinary shares and non-voting preference shares ("Fresenius AG Ordinary Shares" and "Fresenius AG Preference Shares," respectively), both of which are issued only in bearer form. Accordingly, Fresenius AG has no way of determining who its shareholders are or how many shares any particular shareholder owns. However, under the German Securities Exchange Law, holders of voting securities of a German company listed on a stock exchange within the European Union are obligated to notify the company of the level of their holding whenever their holding reaches or exceeds thresholds of 5%, 10%, 25%, 50% and 75%. In addition, under the German Stock Corporation Law, notification to a company is required upon acquisition of 25% and 50% of the voting securities of that company.

      The Else Kroner-Fresenius-Stiftung (the "Foundation") has informed Fresenius AG that it owns 55.96% of the Fresenius AG Ordinary Shares. The Foundation serves to promote medical science, primarily in the fields of research and treatment of illnesses, including the development of apparatuses and preparations, e.g. artificial kidneys. The Foundation may promote only those research projects the results of which will be generally accessible to the public. The Foundation further serves to promote the education of physicians or of others concerned with the treatment and care of sick persons, primarily those working in the field of dialysis, as well as to promote the education of particularly gifted pupils and students. The administrative board of the Foundation consists of Mr. Hans Goring, Frankfurt/Main, Professor Dr. Volker Lang, Gauting, Mr. Hans Kroner, and Dr. Karl Schneider. Pursuant to the terms of the will of the late Mrs. Else Kroner, under which the Foundation acquired most of its shares, Mrs. Kroner's executors exercise voting and dispositive power over the shares held by the Foundation. The executors under Mrs. Kroner's will are Mr. Kroner, Dr. Schneider, and Dr. Alfred Stiefenhofer. Mr. Kroner's address is Dipl. Volkswirt Hans Kroner, Postfach 1852, 61288 Bad Homburg v.d.H., Germany. Dr. Schneider's address is Werderstrasse 42, 68165 Mannheim, Germany. Dr. Stiefenhofer's address is Norr, Stiefenhofer & Lutz, Brienner Strasse 28, 80333 Munich, Germany. Mr. Kroner is the Honorary Chairman of the Fresenius AG Supervisory Board. Dr. Schneider is a member of the Fresenius AG Supervisory Board. Dr. Stiefenhofer is Chairman of the Fresenius AG Supervisory Board. In addition, on March 28, 1995, AW Beteiligungs-GmbH ("AW") informed Fresenius AG that it owns 9% of the Fresenius AG Ordinary Shares and 15% of the Fresenius AG Preference Shares, and on May 4, 1995, H.O.F.-Beteiligungs-GmbH ("HOF") informed Fresenius AG that it owns 22.4% of the Fresenius AG Ordinary Shares. According to published reports, HOF is 50% owned by Dresdner Bank AG and 50% owned by the Foundation. Pursuant to a pooling agreement relating to the shares held by the Foundation, AW and HOF, the Foundation has voting power over the shares held by AW and HOF. Accordingly, through (i) their dispositive power over the shares of Fresenius AG held by the Foundation and (ii) their power to direct the vote of the shares held by the Foundation (including the shares subject to the pooling agreement), Dr. Stiefenhofer and Mr. Kroner may be deemed, under the rules of the Securities and Exchange Commission (as distinguished from the German concept of beneficial ownership), to beneficially own 87.36% of the voting shares of Fresenius AG.

(4) Does not include 1,320,000 shares issuable to Fresenius AG in connection with the Company's agreement to acquire certain assets of the diagnostics business unit of the I+D Division of Fresenius AG. See Item 13, "Certain Relationships and Related Transactions."

(5) Represents 10,000 shares issuable upon exercise of options as described in note (2) above.

(6) Represents 200,000 shares issuable upon exercise of options as described in note (2) above.

(7) Represents 10,588 shares issuable upon exercise of options as described in note (2) above.

(8)   Includes all shares subject to exercisable options referred to in note
      (2) above, and 95,000 additional shares held or subject to options exercisable by officers and directors of the Company not named in the table.


The Company is not aware of any arrangement which may at a subsequent date result in any change of control of the Company.

Item 13.  Certain Relationships and Related Transactions

          Fresenius AG, currently the beneficial owner of approximately 55% of Gull's outstanding Common Stock, distributes certain of the Company's products in Europe and is a major customer of the Company. During the years ended December 31, 1996, 1995 and 1994 sales of Company products to Fresenius totaled $1,535,943, $2,370,977 and $1,106,582, or approximately 9%, 13% and
7%, respectively, of total sales. Dr. Gerd Krick and Dr. Matthias Schmidt, each of whom is a director of the Company, are the Chairman and a member, respectively, of the Management Board of Fresenius AG. In January 1995, the Company sold all of the intangible assets relating to its German operations to Fresenius AG for approximately $313,500. The intangible assets had no recorded cost on the Company's financial records. The transaction was negotiated on an arm's length basis between the Company's management and representatives from the I+D Division.

          On April 21, 1997 Fresenius AG, Gull GmbH, a wholly owned subsidiary of the Company (the "Purchaser") and the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), setting forth their agreement for the Purchaser's acquisition of certain assets of the diagnostics business unit (the "Business") of the I+D Division of Fresenius AG. The Purchaser has assigned all of its rights under the Asset Purchase Agreement to the Company. After the Closing Date, the Company will contribute the assets of the Business to the Purchaser in exchange for non-voting stock of the Purchaser. Under the Asset Purchase Agreement, the Company, through the

Purchaser, agreed to purchase, and Fresenius AG agreed to sell, all fixed assets, all inventory stocks, and all rights belonging to the Business as of the date of the Asset Purchase Agreement ("Assets") as well as certain industrial property rights, intangible objects and rights of usage related thereto. "Assets" does not include receivables, checks, cash or credit balances existing or accrued as of December 31, 1996. The closing date (the "Closing Date") is presently anticipated to occur after all of the conditions to closing have been satisfied and, if appropriate, at the end of a fiscal quarter. Under the Asset Purchase Agreement, the purchase price for the Business will be $10,942,800, subject to adjustment, as described below. The purchase price will be payable in shares of the Company Common Stock, with each share having an agreed value of $8.29, which was the average of closing sale prices of a share of the Company Common Stock on the American Stock Exchange for the twenty trading days preceding and the twenty trading days following the first public announcement of the execution of the letter of intent on December 13, 1996. The Purchaser has agreed to assume all liabilities pertaining to the operations of the Business after December 31, 1996 (the "Effective Date"). Fresenius AG has agreed to operate the Business from the Effective Date to the Closing Date on behalf and for the account of the Purchaser. Fresenius AG has also agreed that from April 21, 1997 to the Closing Date, it will conduct the operations, activities, and practices of the Business in the ordinary course of business, consistent with past practices. In addition, Fresenius AG has agreed to enter into certain service contracts with the Purchaser, and to lease to the Purchaser certain real property currently occupied by the Business.

          The consummation of the sale of the Business is subject to receipt of the following approvals: (a) Fresenius AG Supervisory Board approva, which approval has been obtained; (b) the Company Board of Directors approval, including the unanimous approval of the members of the Special Committee of Independent Directors, which approval has been obtained, (c) approval of a majority of the non-Fresenius AG shareholders actually voting at the Company annual meeting, presently scheduled to be held on June 24, 1997; and
(d) approval for listing by the American Stock Exchange of the shares of Common Stock to be issued to Fresenius AG. Conditions precedent include:
(a) delivery to the Company Board of Directors of a satisfactory opinion of Vector Securities, in form and substance satisfactory to Fresenius AG, the Company and the Purchaser, to the effect that the purchase price for the Business and the other terms and conditions of the Asset Purchase Agreement are fair, from a financial point of view, to the shareholders of the Company (other than Fresenius AG), which opinion has been delivered; (b) non-denial of the asset sale by the German Federal Cartel Office; and (c) execution of a Registration Rights Agreement, as described below. There can be no assurance that acquisition of the Business by the Company will be consummated.

          Assuming a closing under this Asset Purchase Agreement, Fresenius AG's beneficial ownership of the Company's Common Stock will increase from approximately 55% to approximately 62%. Pursuant to a Retransfer of Shares Agreement by and among Fresenius AG, the Purchaser and the Company, dated April 21, 1997, the purchase price described above is subject to adjustment under certain circumstances and could change the number of shares to be issued to Fresenius AG. The parties agreed that the purchase price would be reduced by the amount of 33,000 shares of the Company Common Stock if the present commercial relationship between Fresenius AG and a certain supplier to the Business (the "Supplier") is entirely terminated ("Entire Termination") on or before December 31, 1997. If the commercial relationship between Fresenius AG and the Supplier relating to certain products of the Supplier is terminated ("Partial Termination") on or before such date, the purchase price would only be reduced by an amount of 18,721 shares of the Company Common Stock. If either an Entire Termination or a Partial Termination takes place after payment of the purchase price, Fresenius AG will be obliged to retransfer the 33,000 or 18,721 shares of Common Stock, as applicable, to the Company. Likewise, if within two years after Entire Termination or Partial Termination, the Purchaser, the Company or an affiliate of either enters into a commercial relationship with the Supplier or a successor to the Supplier, which is in quality and volume comparable with the terminated commercial relationship between Fresenius AG and the Supplier, then the Company and the Purchaser shall transfer the 33,000 or 18,721 shares of Common Stock, as applicable, back to Fresenius AG.

          In connection with the execution of the Asset Purchase Agreement, Fresenius AG and the Company agreed that at the closing under the Asset Purchase Agreement, they would enter into a Registration Rights Agreement pursuant to which Fresenius AG would have the right on two separate occasions to require that the Company file a registration statement under the securities Act of 1933, as amended (the "1933 Act") for the registration of shares of Common Stock issued to Fresenius AG as the consideration for the Business.
The Registration Rights Agreement provides that the Company will bear the costs of registering such shares, up to a maximum of $20,000. Fresenius AG would also have the right to include such shares in certain registration statements filed by the Company under the 1933 Act for its own account or for the registration of shares of Common Stock held by other persons.

          The description of the Asset Purchase Agreement and the Retransfer of Shares Agreement set forth above are qualified in their entirety by reference to such agreements, copies of which are on file with the Securities and Exchange Commission and the American Stock Exchange.

          The Board of Directors of the Company and Dr. Wentz have discussed the terms of a bonus agreement. Under the terms of the proposed bonus agreement, for a period of seven years from the date of the bonus agreement, Dr. Wentz would be paid a performance bonus of 2% of the net receipts from sales of certain new tests for coronary artery disease. Consideration for the payment of the performance bonus would be based, among other things, upon the assignment to the Company by Dr. Wentz of all improvements and inventions hereafter developed by Dr. Wentz and Dr. Wentz's agreement to continue to provide the Company with the benefit of his experience, knowledge and skill. Under the bonus agreement, the Company would be required to provide reasonable support for research, development and testing with respect to these tests until such time as the Company commences commercial production of products using the tests or notifies Dr. Wentz that it has abandoned development thereof. In the latter event, Dr. Wentz would have a first right to acquire ownership of all related inventions, patents, copyrights, discoveries, etc., relating to the tests on terms to be negotiated by Dr. Wentz and the Company.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GULL LABORATORIES, INC.



Date:  May 13, 1997                By: /s/ George R. Evanega
                                       ----------------------------
                                         George R. Evanega
                                         President and CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/  George R. Evanega                            Date:  May 13, 1997
----------------------------------------                  --------------------
George R. Evanega   President and Chief
                    Executive Officer
                   (Principal Executive
                    Officer)
                    Director


  /s/  Michael B. Malan                             Date:  May 13, 1997
----------------------------------------                  --------------------
Michael B. Malan    Secretary/Treasurer
                   (Principal Financial &
                    Accounting Officer)


  /s/  Myron W. Wentz                               Date:  May 13, 1997
----------------------------------------                  --------------------
Myron W. Wentz      Chairman of the Board
                    of Directors



________________________________________            Date: ____________________
Matthias Schmidt    Director, Vice
                    Chairman



________________________________________            Date: ____________________
Gerd Krick          Director



________________________________________            Date: ____________________
Ulrich Wagner       Director



  /s/  Anne-Marie Richart                           Date:  May 13, 1997
----------------------------------------                  --------------------
Anne-Marie Richart  Director



  /s/  Peter Gladkin                                Date:  May 13, 1997
----------------------------------------                  --------------------
Peter Gladkin       Director

                                    EXHIBITS


          10.1 Asset Purchase Agreement between the Company, Gull GmbH, and Fresenius AG (incorporated by reference to Schedule 13 D/A (Amendment No. 4) filed by
                Fresenius AG).





          10.2 Retransfer of Shares Agreement between the Company, Gull GmbH, and Fresenius AG (incorporated by reference to Schedule 13 D/A (Amendment No. 4) filed by Fresenius AG).