Form 10-K/A
period 1996-12-31
GULL LABORATORIES INC /UT/
filed 1997-07-10
CIK 832404

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-K/A


[x] Amendment No. 2 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended December 31, 1996.
                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________.

                  Commission File Number 0-16864

                     GULL LABORATORIES, INC.
                    -------------------------
      (Exact Name of Registrant as Specified in its Charter)

      UTAH                                          87-0404754
  -----------                                    -----------------
  (State of Incorporation)        (IRS Employer Identification Number)

  1011 E. Murray Holladay Road
  Salt Lake City, UT                                          84117
  ------------------------------                           ----------
  (Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number:  (801) 263 - 3524

  Securities registered under Section 12(b) of the Exchange Act:
  Common Stock $.001 par value registered on the American Stock Exchange

  Securities registered under Section 12(g) of the Exchange Act:
                               None

     Indicate by check/mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.       [x] Yes    [ ] No

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

            Documents Incorporated by reference:  None

          The Registrant's Form 10-K for the Fiscal Year ended December 31, 1996 is hereby amended and restated so as to read in its entirety as follows:

                                     PART I
                     ITEM 1:  DESCRIPTION OF BUSINESS
                           BUSINESS DEVELOPMENT


Diagnostic Products

          Gull Laboratories, Inc. (the "Company") started doing business in 1974. It develops, manufactures and markets diagnostic test kits and materials designed to detect past or present infection caused by certain microbial agents such as viruses, bacteria, and protozoa and to detect certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay (IFA), enzyme-linked immunosorbent assay (ELISA), immunodiffusion and Western Blot. The Company's diagnostic products are used by private laboratories and hospital clinical laboratories worldwide.

          The Company has direct sales forces in the United States, Belgium, France and the Netherlands to sell its diagnostic products. In other areas throughout the world, the Company uses a network of distributors and OEM relationships to market its products.

          The Company uses a systems approach to market its diagnostic products, coupling diagnostic reagents with instrumentation obtained from equipment manufacturers. A private or hospital clinical laboratory is able to gain operating efficiencies by automating its test methods and the Company is able to secure a long-term commitment for the sale of its products.

          The Company has an exclusive worldwide distribution agreement to market an automated clinical laboratory sample processor called DUET(tm), which addresses the needs of the moderate to high volume laboratory testing market. The Company's other instrumentation offerings focus on the low and the high volume markets.

          In March 1996, the Company announced that it was developing a new diagnostic test system, called GeneSTAR(tm), that uses DNA based technology. The GeneSTAR technology is expected to be able to detect five separate genetic targets simultaneously without favoring any individual target and also confirm performance with a genetic internal control. Current commercially available products have only been able to detect up to two targets. The GeneSTAR(tm) technology also provides more rapid sample processing and can easily be adapted to instrumentation already in use in many private and hospital clinical laboratories.

          The Company expects to launch the first GeneSTAR(tm) product in Europe and to begin clinical trials in the United States in late 1997.

          The initial application of the technology will focus on the detection of up to five different gastrointestinal pathogens in fecal samples which are extremely difficult to isolate and assay and contain large amounts of interfering substances. Additional applications are planned for respiratory infections and systemic blood infections. GeneSTAR(tm) is designed to detect infectious agents in a wide range of specimens, including serum, whole blood, sputum, bronchial lavage, tissue culture, fecal samples, and cerebral spinal fluid.

          In July 1996, the Company released XTRAX, a patented component of its GeneSTAR technology that extracts genomic DNA from patient samples. In January 1997, the Company announced that it had entered into an exclusive distribution agreement with Genaco Biomedical Products to market XTRAX into the People's Republic of China for use in the medical laboratory market for cancer screening, diagnosis of infectious disease, and prenatal screening. While the People's Republic of China is a large potential market for the Company, sales to Genaco are not expected to have a material impact on the Company's revenues in 1997.

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

          In September 1996, Gull entered into two agreements with American Biogenetic Sciences ("ABS") to manufacture and distribute, in various automated microELISA formats, ABS's proprietary Thrombus Precursor Protein ("TpP") assay, which measures blood levels of soluble fibrin polymer, the immediate precursor to a blood clot. The Company is currently sponsoring clinical trials to evaluate the effectiveness of TpP in detecting the formation of thrombus in dialysis and surgical patients.

          Because these strategic alliances are in their developmental stages, the Company does not believe that any of these strategic alliances will have a material impact on the Company's revenues in 1997.


Bioreagents

          Through its wholly owned subsidiary, Biodesign, Inc.
("Biodesign"), which the Company acquired in 1993, the Company also distributes, manufactures and sells bioreagents and other related products to both the industrial and scientific communities throughout the world.
Biodesign has its own direct sales force for sales to key customers in the United States but principally uses telemarketing and direct mailings to market its products worldwide.


College of American Pathologists

          The Company also supplies proficiency challenge materials to the College of American Pathologists ("CAP") which provides the principal proficiency and accreditation service for U.S. clinical laboratories. Sales to CAP in 1996, 1995, and 1994 ran $2,776,045, $2,718,761, and $1,922,373 or
16%, 14%, and 12% of the Company's sales, respectively.  The benefits of the

CAP contracts go beyond increased direct sales. The Company's management believes that the Company's reputation for high quality products is enhanced in clinical laboratories which participate in CAP proficiency testing programs. As such, the Company will devote significant resources to securing additional commitments to supply materials for future CAP surveys as well as other contract manufacturing business.


Other

          A controlling interest in the Company is held by Fresenius AG, a multinational manufacturer and distributor of pharmaceutical, diagnostic and medical systems products. Fresenius AG also owns a majority of the voting shares of Fresenius Medical Care AG, the world's largest fully integrated dialysis products and services company. Fresenius AG, through the diagnostics business unit of its I+D Division, has marketed the Company's products in Germany and is its single largest customer of non-CAP related products. In 1996, 1995, and 1994 the Company's sales to Fresenius AG totaled $1,535,943, $2,370,977, and $1,106,528, or 9%, 13%, and 7% of the Company's consolidated sales, respectively. See "Item 13 - - Certain Relationships and Related Transactions" for a discussion of the Company's acquisition of certain assets of the diagnostics business unit of the I + D Division of Fresenius AG.

          Dr. George R. Evanega was hired as the Company's Chief Executive Officer and President in October 1995 and Jacques Bagdasarian was named as the general manager of the Company's European operations in January of 1996. Mr. Bagdasarian resigned effective December 31, 1996 due to health reasons. He has been replaced by John Turner.

          The geographic distribution of the Company's sales is as follows:

                ------------------------------------------------
                                     Year Ended December 31
                    Area          1996       1995       1994
                ------------------------------------------------
                 United States     57%        48%        42%
                 Europe            36%        42%        49%
                 Pacific Rim        6%         6%         5%
                 Other              1%         4%         4%
                    Total         100%       100%       100%
                ------------------------------------------------

          No customer or distributor other than CAP and Fresenius AG accounted for more than 10% of the Company's consolidated sales during any period.

          The Company's common stock is listed on the American Stock Exchange where it is traded under the symbol "GUL."

                                  COMPETITION


          The Company competes in a diversified market characterized by a few strong companies and numerous smaller companies that manufacture and sell diagnostic tests similar to those sold by the Company. Many of these competitors have greater financial, technological and personnel resources than the Company. The primary bases of competition include price, product quality, and labor saving potential to the client through instrumentation and the breadth of a company's overall product offering.

          In response to worldwide healthcare cost containment pressures, there has been a trend toward the consolidation of suppliers and customers within the diagnostics industry. This trend could lead to a few large companies supplying the majority of the diagnostics market to a smaller number of larger private laboratories and hospital clinical laboratories with many smaller niche companies supplying the remaining needs of the market. Management believes that the future success of the Company will be contingent upon its ability to identify and exploit such market niches and new product opportunities, to continue supplying quality, cost effective solutions to its customer's needs, and to strengthen its worldwide distribution network.

          Newly designed diagnostic methods and product innovations are important potential sources of change in market share in the biomedical industry. Competing companies with greater resources can be expected to spend substantially greater amounts than the Company on research and development activities and on marketing their products. The Company believes, however, that it currently possesses sufficient capabilities through the development and rapid market introduction of innovative new products to maintain or improve its market position.

          The Company's competitors are also responding to healthcare cost containment pressures by moving their product lines rapidly toward full automation which is less labor intensive. Many of these companies are already offering instrumentation to customers, while the Company entered that area of the diagnostics market at the end of 1993. The Company believes, however, that by automating its high quality diagnostic tests with instrumentation obtained through alliances with manufacturers it will be able to expand its market position.

          In addition to competitors with the same type of products, the Company also competes with companies which manufacture and sell devices that detect antibodies and infectious agents by alternate methods. For example, radioimmunoassay (RIA), which uses radioactive isotopes for detection, may be used instead of the Company's current products. The Company's products have been competitive with these and other alternative tests methods for several years.


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

                            TRADEMARKS AND PATENTS


          The Company relies upon its technical expertise and trade secrets to maintain its position in the industry and uses its best efforts, where appropriate, to obtain patents on new processes and techniques as they are developed. The Company has filed for several patents and trademarks and has received one patent relating to its new GeneSTAR(tm) technology, which is currently under development.

          The Company has also received registration of the trademark and trade name "Gull" in the United States and other countries throughout the world through the Intellectual Property Organization.


                                 REGULATION

Regulatory Approval

          The diagnostic products manufactured or distributed in the United States by the Company for use by private laboratories and hospital clinical laboratories are subject to the requirements imposed by the Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments Act of 1976, which requires that any company proposing to market a medical device must notify the Food and Drug Administration ("FDA") of its intentions at least 90 days before doing so. Historically, the Company could generally expect approval to market a new diagnostic product intended for use outside of the human body 90 to 120 days after notifying the FDA of its intent to do so, providing such product was substantially equivalent to one already on the market. Currently, the FDA is taking from 120 to 180 days to approve products for market. This has the impact of delaying the introduction of any new products into the United States market 120 to 180 days from the time that they can be introduced into certain other foreign markets.

          The Company must also comply with certain regulations imposed by foreign government agencies comparable to the FDA in the various foreign countries that it markets its products. Most of these regulations are less stringent than those imposed by the FDA and the Company has not experienced any significant problems complying with the regulations.


Good Manufacturing Practices

          In the United States, the Company must operate its manufacturing operations in conformity with Good Manufacturing Practices ("GMP") as prescribed in U.S. Code of Federal Regulations ("CFR") governing the manufacture of medical devices. The Company's facilities and its operations are subject to inspection by the FDA. The Company believes that it is in conformity with all such regulations.

          Additionally, member nations of the European Community are developing a standardized quality system similar to GMP called EN 29000 that is anticipated to be effective no sooner than 1998 and will allow a three year period to conform to the directive. The Company will also be required to conform to the EN 29000 regulations for any product sold in the European Community. EN 29000 is not expected to be any more stringent that the FDA's GMP.

Healthcare Cost Containment

          Governments and other third party payors of healthcare costs worldwide are examining methods to control the rising costs of providing healthcare. Decreasing or eliminating reimbursements for costs that are determined to be discretionary or non-essential is one method that is being discussed or has already been implemented. Regulations and market trends such as the above could affect the Company's ability to sell its products and, to the extent that the Company is unable to effect commensurate cost reductions, could decrease the Company's profitability.


Environmental Regulations

          There have been no significant incremental costs incurred by the Company to comply with environmental regulations. As part of its compliance with GMP requirements, the Company has already implemented what it believes to be prudent and effective programs to ensure a high level of environmental safety. The Company has no plans to increase expenditures for environmental control capability in the foreseeable future.


                            RESEARCH AND DEVELOPMENT


          The Company has ongoing research and product development programs in the area of medical diagnostics, focusing primarily on methods that clinical laboratories use to detect the body's immune response to specific disease agents, cardiovascular diseases, and autoimmune disorders. The Company's new GeneSTAR(tm) technology also uses DNA based methods to directly detect specific infectious agents of numerous other diseases.

          During 1996, the Company continued its research and development focus on developing tests which use ELISA methods. Several other tests for the detection of infectious disease agents are currently under consideration for development. Additionally, tests for the detection of noninfectious diseases with new methodologies are being explored.

          For the years ended December 31, 1996, 1995, and 1994, the Company expended approximately $1,423,000, $902,000, and $1,220,000, respectively, for research and development. This represented approximately 8% of sales in 1996, 5% of sales in 1995, and 8% in 1994. The 1995 decrease in research and development expenditures was directly attributable to cutbacks in the Company's European operations, while research and development expenditures in the United States increased. Management anticipates research and development expenditures will remain constant or increase slightly as a percentage of sales in 1997. The Company has also taken over the research and development activities of the business to be acquired from Fresenius AG.


                                 EMPLOYEES


          At December 31, 1996, the Company had 144 employees of which 10 were part time. None of the Company's employees at December 31, 1996 were unionized. Upon consummation of the acquisition of the Fresenius AG diagnostics business unit, the Company will have 182 employees.


                      ITEM 2:  DESCRIPTION OF PROPERTY


          The Company's executive offices and principal United States manufacturing facilities are located in two buildings totaling 33,000 square feet in Salt Lake City, Utah. The facilities house modern offices, production and product development facilities. The headquarters facilities are financed by a long-term mortgage with an unrelated third party that is secured by the land and the buildings.

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

          In 1996, the Company relocated its European operations headquarters to Louvain-La-Neuve, Belgium where it rents approximately 5,800 square feet of a facility that houses administration, distribution, and limited manufacturing facilities. The Company also rents a small sales office in France.


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

                                  PART II

                   ITEM 5:  MARKET FOR COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS


Market Information

          The Company's common stock is listed on the American Stock Exchange where it is traded under the symbol "GUL."

          The following table sets forth, for the periods indicated, the prices of the Company's common stock, based on the closing sale quotation without markup, markdown, commissions or adjustments.

                ------------------------------------------------
                          Prices of Common Stock
                ================================================
                     Quarter Ended               Low     High
                ------------------------------------------------
                 1995
                   March 31,                   4.000    6.375
                   June 30,                    5.000    5.875
                   September 30,               5.000    6.500
                   December 31,                4.250    5.875
                ------------------------------------------------
                 1996
                   March 31,                   3.625    5.500
                   June 30,                    4.250    5.500
                   September 30,               4.125    7.125
                   December 31,                5.875   12.500
                ------------------------------------------------

          Security Holders

          On June 15, 1997 there were approximately 1,000 beneficial owners of the Company's common stock.

          Dividends

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

------------------------------------------------------------------------------
                          Statement of Operations
                              (000's Omitted)
------------------------------------------------------------------------------
                                            Year Ended December 31,
------------------------------------------------------------------------------
                                    1996     1995     1994     1993     1992
                                ----------------------------------------------

Sales                            $17,909  $18,828  $15,842  $15,406  $14,646

Net Income (loss)                    241*     353*    (311)    (401)    (507)

Net income (loss) per common
and common equivalent share         0.04     0.05    (0.05)   (0.06)   (0.08)
------------------------------------------------------------------------------

*See "1996 Compared to 1995" in "Results of Operations" below.
There were no cash dividends declared in the periods presented above.


------------------------------------------------------------------------------
                             Balance Sheet Data
                              (000's Omitted)
------------------------------------------------------------------------------
                                            Year Ended December 31,
------------------------------------------------------------------------------
                                    1996     1995     1994     1993     1992
                               -----------------------------------------------

Working capital                  $ 2,740  $   125  $ 1,910  $ 2,064  $   933

Total assets                      12,353   12,318   11,502   10,446   11,336

Total long-term obligations        2,786      132    2,478    2,347    3,549

Stockholder's equity               4,975     4,741   4,080    4,493    3,177
------------------------------------------------------------------------------




             ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          This Annual Report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, government regulation, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's Common Stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial performance.

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

          At December 31,1996, the Company had approximately $725,000 available under lines of credit with its banks and had commitments of approximately $430,000 for the purchase of capital assets. The Company believes that cash flow generated from operations and its existing lines of credit will be sufficient to meet its short-term working capital requirements. As part of the acquisition of the Fresenius AG diagnostics business unit, the Company has committed to implement a data processing system which the Company believes can be implemented at a cost of less than $100,000.00. The cost of implementing the data processing system was contemplated as part of certain financing that Fresenius AG has agreed to make available to the Company in connection with the Company's acquisition of the Fresenius AG diagnostics business unit. As the Company continues to grow, and if losses in the Company's European operations increase, the Company will need to obtain additional financing to fund the Company's operations and instrumentation program and to increase building and equipment capacity. Although as of December 31, 1996, the Company does not have any funding commitments, to the extent that working capital needs cannot be financed through internally generated funds, the Company believes that additional debt, equity and lease financing can be obtained to meet the Company's long-term financing needs.


                               INDUSTRY TRENDS


          There is an increasing effort by governmental agencies worldwide to control rising healthcare costs. Decreasing or eliminating reimbursements to patients for medical expenses that are determined to be discretionary or non-essential is one of the methods that is being discussed or has already been implemented. These efforts are causing the diagnostics market to shift away from the Company's more profitable IFA (Immuno Florescence Assay) products to the less profitable ELISA (Enzyme Linked Immuno-Sorbent Assay) products, which are less expensive for private laboratories and hospital clinical laboratories to perform on a cost per test basis to the customer and can be automated. IFA tests are more profitable because there is less competition in the marketplace and because the manufacturing cost per test is lower for IFA products than for ELISA products. The trend toward consolidation into larger volume laboratories has also increased the level of automation and related volume discounts. This trend, which is likely to continue, is expected to put pressure on the Company to maintain or decrease the prices of many of its existing products. The Company is aggressively moving to offset these pressures through programs to increase productivity, lower manufacturing costs and expand its distribution network.

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


                            RESULTS OF OPERATIONS


1996 Compared to 1995

          In 1996, the Company had net income of $240,712 compared to net income of $212,456 in 1995. In 1995, the Company had nonrecurring income of approximately $520,000 resulting from the sale of its European Operations' headquarters. This gain was recorded as "Other Income." Without this one time gain, the Company would have lost approximately $310,000 in 1995. There were no such items in 1996.

          Consolidated sales in 1996 decreased 5% to $17,908,752 compared to $18,827,853 in 1995. The sales decrease was due to changes in volume rather than changes in prices. Sales of the United States' operations in 1996 were comparable to the sales level in 1995. A 26% increase in the sales of the Company's Bioresearch Operations (Biodesign) and a 12% increase in instrumentation and domestic ELISA reagent sales were offset by decreases in worldwide IFA reagent sales and export ELISA sales. Export sales from the United States in 1996 decreased 17% compared to 1995 sales. Sales to unaffiliated customers of the Company's European Operations decreased 13%, principally due to the loss of significant distribution product lines, product shortages and increased competition. The loss of distribution product lines resulted in a sales decrease of approximately $190,000 in 1996 as compared to 1995. The Company found a replacement vendor for some of the products but the vendor was not able to adequately supply products to meet the Company's needs. Product shortages also occurred when the Company contracted with an outside vendor for the production of a product that it had previously manufactured in Europe. The technology transfer process took longer than anticipated and the Company was placed in a back order position for approximately seven months. The effect on sales of the product shortages cannot be specifically quantified.

          The Company's gross profit margin increased from 52% in 1995 to 53% in 1996. The increase in the gross profit margin, caused by manufacturing efficiencies and lower inventory write offs, was partially offset by the continued shift from the Company's IFA products to less profitable ELISA products. Also, the Company's new DUET(tm) instrument has higher gross profit margins than other instrument offerings. In 1995, the Company wrote off over $200,000 of excess and obsolete inventories in its European operations due to the discontinuation of its internally developed autoimmune product line and shortfalls in forecasted product demand.

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


1995 Compared to 1994

          In 1995, the Company had net income of $212,456 compared to a $311,102 net loss in 1994.

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

          The Company's gross profit margin decreased from 55% in 1994 to 52% in 1995. The decrease in gross profit margins in 1995 is due to the continued shift from the Company's IFA products to less profitable ELISA products, the increase in less profitable instrumentation sales as a percentage of total sales and due to a $200,000 write off of excess and obsolete inventories in Europe. Also, the Company's new DUET(tm) instrument has higher gross profit margins than other instrument offerings.

          Selling, General and Administrative costs increased 22% from $6,101,852 or 39% of sales in 1994 to $7,415,244 or 39% of sales in 1995.
Approximately $200,000 of the increase was due to recruiting and relocation costs incurred in hiring a new Chief Executive Officer and President. The increase was also caused by increases in distribution and hazardous material packaging costs, consulting fees, new product validations and promotion and advertising costs associated with the launch of the Company's new DUET(tm) instrumentation. Additionally, the Company incurred significant travel costs associated with monitoring its European operations while it was hiring new European management.

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

          Other income in 1995 included approximately $520,000 realized on the sale of its European Operations' headquarters. Interest income also increased approximately $73,500 in 1995 due to interest earned on notes receivable arising from the sale of instruments.


Inflation

          The Company believes that inflation has not had a material impact on its operations or liquidity to date.


                        ITEM 8:  FINANCIAL STATEMENTS


          The Financial Statements and Schedules of the Company are submitted as a separate section of this report and listed in the index thereto.


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

                                    PART III

            ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                          OF THE EXCHANGE ACT

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

          (b) form, join or in any way participate in a "group" within the meaning of sec. 13(d)(3) of the Securities Exchange Act with respect to the voting securities of the Company;

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

Ulrich Wagner       Dr. Ulrich Wagner has been a partner of O'Melveny & Myers
                    LLP, a law firm which represents Fresenius AG, since 1982.
                    He served as a director of FUSA from October 1989 through October 1989 and from March 1992 until September 1996.
                    Dr. Wagner received his J.D. degree at the University of Frankfurt (Germany) and holds L.L.M. and J.D. degrees from the University of California at Berkeley.

Peter Gladkin       Peter Gladkin was elected to the Board in 1995.  For the
                    past three years, Mr Gladkin was the President and Chief
                    Operating Officer of Health Data Sciences Corporation
                    ("HDS"). Prior to joining HDS, he gained a broad range of senior management experience in twenty-three years at Hewlett Packard Company's domestic and European operations.
                    Mr. Gladkin's most recent position at Hewlett Packard was General Manager of the Healthcare Information Systems unit.
                    He obtained B.S. degrees in chemistry and physics from the University of Illinois and an M.B.A. degree from the Northwestern Graduate School of Business.

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


Executive Officers

          The executive officers of the Company are as follows:

          --------------------------------------------------------------------
               Name                  Age            Position with the Company
          --------------------------------------------------------------------
           Myron W. Wentz            56             Chairman of the
                                                    Board of Directors

           George R. Evanega         61             Chief Executive Officer
                                                    and President

           Fred Rachford             56             Senior Vice President
                                                    Regulatory Affairs/Quality
                                                    Assurance

           Ernest Sumsion            50             Senior Vice President
                                                    Operations

           Michael B. Malan          41             Secretary/Treasurer

           John Turner               50             European General Manager
                                                    and Vice President

           Andrew Taylor             54             Vice President
                                                    Sales and Marketing

           Linxian Wu, Ph.D.         42             Vice President
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

              John Turner

          Mr. Turner joined the Company in January 1997. He previously held several executive positions with the Diagnostics Division of Beckman Instrumentation from 1990 to December 1996, most recently as the General Manager of its French operations. Mr. Turner also has sales and marketing experience with Pharmacia Diagnostics and Technicon International. He earned a degree in biochemistry from the Bromley School of Technology in Kent, England.

              Andrew Taylor

          Mr. Taylor joined the Company in 1993. From 1986 to 1993, he was Vice President of Marketing and Sales for Mountain Medical, Inc. He has twenty-five years of experience in medical products sales and marketing, holding executive and management positions with such companies as Mountain Medical, Becton Dickinson Immunodiagnostics, United States Surgical, and Pfizer Diagnostics. Mr. Taylor received a B.S. degree in science education from East Carolina University.

              Linxian Wu, Ph.D.

          Dr. Wu obtained his Ph.D. degree in microbiology and infectious disease from the University of Alberta, Edmonton, Canada, and his B.S. degree in microbiology from Amoy University, China. He served in several scientific posts for the governments of China and the United States and performed post-doctoral work in molecular virology at the Medical College of Pennsylvania. He joined Gen Trak, Inc. in March 1992, as Senior Scientist and subsequently was named Director of Research and Development. Dr. Wu joined the Company in May 1994.

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


                     ITEM 11:  EXECUTIVE COMPENSATION


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
Name/                                                   Compen-    Stock    Underlying     LTIP     Compen-
Principal Position     Year     Salary      Bonus       sation     Awards   Options (#)   Payouts   sation
--------------------------------------------------------------------------------------------------------------

George Evanega(1)    1996     $180,000    $   -0-                              -0-                  $ 9,000 (2)
CEO/President
                     1995     $ 29,187    $ 50,000                           200,000                $50,000 (3)

                     1994     _______       ______                           _______                 ______

Andrew Taylor        1996     $107,977    $  4,750                           _______                $ 7,000 (2)
Vice President
Sales/Marketing      1995     $104,446    $  5,000                           _______                $ 7,000 (2)

                     1994     $ 84,344        -0-                            _______                $ 7,000 (2)
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

------------------------------------------------------------------------------------------------------
                  Option Exercises in Last Fiscal Year and
                  Value of Stock Options at December 31, 1996
------------------------------------------------------------------------------------------------------
                                                        Name of Securities     Value of Unexercised
                                                           Underlying              In-the-Money
                                                       Unexercised options          Options at
                                                       at December 31, 1996     December 31, 1996 ($)
                         Shares on
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
------------------------------------------------------------------------------------------------------


          Vesting of the options awarded to Dr. Evanega has been accelerated because the average daily closing price of the Company's common stock exceeded certain levels for a consecutive thirty calendar day period as provided in his employment agreement with the Company. In addition, in February 1996, the Board of Directors ratified the reduction of the exercise price of the shares covered by the options awarded to Dr. Evanega to $4.50 per share from $5.625 per share.

          All stock options held by Dr. Evanega and Mr. Taylor at December 31, 1996 were "in-the-money."

          The Company has an employment agreement with Dr. George Evanega, its President and Chief Executive Officer and a member of its Board of Directors. Under the terms of the agreement, Dr. Evanega is paid an annual salary of $180,000,with cost-of-living adjustments, and, commencing with the Company's 1996 fiscal year, was eligible to receive an annual "targeted" performance bonus of up to $50,000. The performance bonus is contingent upon the achievement of a level of "Net Earnings Before Income Taxes" that has been agreed upon by the Company's Board of Directors for the fiscal year. The performance bonus could range from nothing to $50,000 plus $1,000 for every 1% that the Company's "Net Earnings Before Income Taxes" exceeds the agreed upon target. Dr. Evanega did not receive a bonus in 1996 because the Company did not meet its projected target of "Net Earnings Before Income Taxes."
Dr. Evanega also receives a monthly car allowance of $750.

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

          The Company also entered into an employment agreement with Ernest Sumsion, its Senior Vice President in May 1996. The term of the agreement is two years with options to renew annually for additional two year periods. If at the expiration of the first two year period the Company does not renew Mr. Sumsion's employment, Mr. Sumsion is entitled to receive severance payments for nine months. The Company's Chief Executive Officer has the discretion to extend the severance payments for an additional three months if Mr. Sumsion has not found employment during the nine month period.

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

          The Company agreed to terms of a severance agreement with Michael
B. Malan, its Secretary/Treasurer, on February 28, 1997. If Mr. Malan's employment is terminated, he will be entitled to receive severance payments for nine months. The Company's Chief Executive Officer has the discretion to extend the severance payments for an additional three months if Mr. Malan has not found employment during the nine month period.

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


                ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT


          As of the close of business on June 15, 1997, the Company has issued and outstanding 6,616,784 shares of common stock, par value $.001 per share. Each share is entitled to one vote on matters brought before the shareholders of the Company. Shareholders are not allowed to cumulate their shares in voting for directors.

          The following table sets forth, as of June 15, 1997, the name and share holdings of any person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the name and share holdings of (i) each current director of the Company and each officer named in the Summary Compensation Table below, and (ii) all officers and directors of the Company as a group:

------------------------------------------------------------------------------
                  Security Ownership of Certain Beneficial
                           Owners and Management
------------------------------------------------------------------------------
                                Amount and Nature of            Percentage of
     Name/Address               Beneficial Ownership (1)(2)       of Class (2)
------------------------------------------------------------------------------

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

   Andrew Taylor
   Vice President-Sales/Marketing
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117             -0-                             *
------------------------------------------------------------------------------
All officers and directors as a
group (13 persons) (7)             1,193,605                           17%
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

     The Else Kroner-Fresenius-Stiftung (the "Foundation") has informed Fresenius AG that it owns 55.96% of the Fresenius AG Ordinary Shares.
     The Foundation serves to promote medical science, primarily in the fields of research and treatment of illnesses, including the development of apparatuses and preparations, e.g. artificial kidneys. The Foundation may promote only those research projects the results of which will be generally accessible to the public. The Foundation further serves to promote the education of physicians or of others concerned with the treatment and care of sick persons, primarily those working in the field of dialysis, as well as to promote the education of particularly gifted pupils and students. The administrative board of the Foundation consists of Mr. Hans Goring, Frankfurt/Main, Professor Dr. Volker Lang, Gauting, Mr. Hans Kroner, and Dr. Karl Schneider. Pursuant to the terms of the will of the late Mrs. Else Kroner, under which the Foundation acquired most of its shares, Mrs. Kroner's executors exercise voting and dispositive power over the shares held by the Foundation. The executors under Mrs. Kroner's will are Mr. Kroner, Dr. Schneider, and Dr. Alfred Stiefenhofer. Mr. Kroner's address is Dipl. Volkswirt Hans Kroner, Postfach 1852, 61288 Bad Homburg v.d.H., Germany. Dr. Schneider's address is Werderstrasse 42, 68165 Mannheim, Germany. Dr. Stiefenhofer's address is Norr, Stiefenhofer & Lutz, Brienner Strasse 28, 80333 Munich, Germany. Mr. Kroner is the Honorary Chairman of the Fresenius AG Supervisory Board. Dr. Schneider is a member of the Fresenius AG Supervisory Board. Dr. Stiefenhofer is Chairman of the Fresenius AG Supervisory Board. In addition, on March 28, 1995, AW Beteiligungs-GmbH ("AW") informed Fresenius AG that it owns 9% of the Fresenius AG Ordinary Shares and 15% of the Fresenius AG Preference Shares, and on May 4, 1995 , H.O.F.- Beteiligungs-GmbH ("HOF") informed Fresenius AG that it owns 22.4% of the Fresenius AG Ordinary Shares. According to published reports, HOF is 50% owned by Dresdner Bank AG and 50% owned by the Foundation. Pursuant to a pooling agreement relating to the shares held by the Foundation, AW and HOF, the Foundation has voting power over the shares held by AW and HOF. Accordingly, through (i) their dispositive power over the shares of Fresenius AG held by the Foundation and (ii) their power to direct the vote of the shares held by the Foundation (including the shares subject to the pooling agreement), Dr. Stiefenhofer and Mr. Kroner may be deemed, under the rules of the Securities and Exchange Commission (as distinguished from the German concept of beneficial ownership), to beneficially own 87.36% of the voting shares of Fresenius AG.

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

(7) Includes all shares subject to exercisable options referred to in note (2) above, and 95,000 additional shares held or subject to options exercisable by officers and directors of the Company not named in the table.

The Company is not aware of any arrangement which may at a subsequent date result in any change of control of the Company.

            ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

          On April 21, 1997 Fresenius AG, Gull GmbH, a wholly owned subsidiary of the Company (the "Purchaser") and the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), setting forth their agreement for the Purchaser's acquisition of certain assets of the diagnostics business unit (the "Business") of the I+D Division of Fresenius AG. The Purchaser has assigned all of its rights under the Asset Purchase Agreement to the Company. After the Closing Date, the Company intends to transfer the assets of the Business to the Purchaser in exchange for non-voting stock of the Purchaser. Under the Asset Purchase Agreement, the Company, through the Purchaser, agreed to purchase, and Fresenius AG agreed to sell, all fixed assets, all inventory stocks, and all rights belonging to the Business as of the date of the Asset Purchase Agreement ("Assets") as well as certain industrial property rights, intangible objects and rights of usage related thereto. "Assets" does not include receivables, checks, cash or credit balances existing or accrued as of December 31, 1996. The closing date (the "Closing Date") is presently anticipated to occur after all of the conditions to closing have been satisfied and, if appropriate, at the end of a fiscal quarter. Under the Asset Purchase Agreement, the purchase price for the Business will be 1,320,000 shares of the Company's Common Stock, subject to adjustment, as described below. The purchase price will be payable in shares of the Company Common Stock, with each share having an agreed value of $8.29, which was the average of closing sale prices of a share of the Company Common Stock on the American Stock Exchange for the twenty trading days preceding and the twenty trading days following the first public announcement of the execution of the letter of intent on December 13, 1996. The Purchaser has agreed to assume all liabilities pertaining to the operations of the Business after December 31, 1996 (the "Effective Date"). Fresenius AG has agreed to operate the Business from the Effective Date to the Closing Date on behalf and for the account of the Purchaser. Fresenius AG has also agreed that from April 21, 1997 to the Closing Date, it will conduct the operations, activities, and practices of the Business in the ordinary course of business, consistent with past practices. In addition, Fresenius AG has agreed to enter into certain service contracts with the Purchaser, and to lease to the Purchaser certain real property currently occupied by the Business.

          The consummation of the sale of the Business is subject to receipt of the following approvals: (a) Fresenius AG Supervisory Board approval, which approval has been obtained; (b) the Company Board of Directors approval, including the unanimous approval of the members of the Special Committee of Independent Directors, which approval has been obtained, (c) approval of a majority of the non-Fresenius AG shareholders actually voting at the Company annual meeting, and (d) approval for listing by the American Stock Exchange of the shares of Common Stock to be issued to Fresenius AG. Conditions precedent include: (a) delivery to the Company Board of Directors of a satisfactory opinion of Vector Securities, in form and substance satisfactory to Fresenius AG, the Company and the Purchaser, to the effect that the purchase price for the Business and the other terms and conditions of the Asset Purchase Agreement are fair, from a financial point of view, to the shareholders of the Company (other than Fresenius AG), which opinion has been delivered; (b) non-denial of the asset sale by the German Federal Cartel Office; and
(c) execution of a Registration Rights Agreement, as described below. There can be no assurance that acquisition of the Business by the Company will be consummated.

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


                                   GULL LABORATORIES, INC.



Date: July 1, 1997                By: /s/ George R. Evanega
                                      ----------------------------
                                        George R. Evanega, Ph.D.
                                        President and CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ George R. Evanega                              Date:  July 1, 1997
-----------------------------------------                 ------------------
George R. Evanega   President and Chief
                    Executive Officer
                    (Principal Executive
                    Officer)
                    Director



 /s/ Michael B. Malan                               Date: July 1, 1997
-----------------------------------------                 ------------------
Michael B. Malan    Secretary/Treasurer
                    (Principal Financial &
                    Accounting Officer)



 /s/ Myron W. Wentz                                 Date: July 1, 1997
 -----------------------------------------                 ------------------
Myron W. Wentz      Chairman of the Board
                    of Directors



 /s/ Matthias Schmidt                               Date: July 1, 1997
 -----------------------------------------                 ------------------
Matthias Schmidt    Director, Vice
                    Chairman



___________________________________________         Date:____________________
Gerd Krick          Director



 /s/ Ulrich Wagner                                   Date: July 1, 1997
 -----------------------------------------                 ------------------
Ulrich Wagner       Director




___________________________________________         Date:____________________
Anne-Marie Ricart   Director





___________________________________________         Date:____________________
Peter Gladkin       Director

                                    EXHIBITS

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

                         December 31, 1996 and 1995


                 (With Independent Auditors' Report Thereon)

                        Independent Auditors' Report
                        ----------------------------



The Board of Directors and Stockholders
Gull Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows (as restated) for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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




                                                 KPMG Peat Marwick LLP

Salt Lake City, Utah
January 28, 1997, except for
 the last paragraph of note 11
 which is as of July 3, 1997

                             GULL LABORATORIES, INC.

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                                                              1995
                         Assets                                   1996      (note 11)
                        --------                            -------------  -----------
Current assets:
Cash                                                        $    301,033      219,415
Accounts receivable, less allowance for doubtful accounts
of $314,194 in 1996 and $253,747 in 1995 (note 5)              2,406,222    2,778,952
Net investment in sales-type leases (notes 6, 7, and 8)          262,831      145,200
Income tax refund receivable (note 9)                            134,743      264,506
Inventories (notes 3 and 5)                                    3,324,408    3,393,924
Prepaid expenses                                                 399,774      242,088
Deferred income taxes (note 9)                                   108,000      124,000
                                                            -------------  -----------
     Total current assets                                      6,937,011    7,168,085
                                                            -------------  -----------
Property, plant, and equipment, net (notes 4, 6, and 7)        3,616,171    3,572,899
Net investment in sales-type leases (notes 6, 7, and 8)          810,419      507,018
Other assets, net (note 2)                                       989,101    1,069,628
                                                            -------------  -----------
                                                            $ 12,352,702   12,317,630
                                                            =============  ===========
          Liabilities and Stockholders' Equity
         --------------------------------------
Current liabilities:
Notes payable (note 5)                                      $  1,675,322    2,286,123
Accounts payable                                               1,648,036    1,693,480
Accrued expenses                                                 471,825    1,221,990
Current installments of long-term debt and capital lease
obligations (notes 6 and 7)                                      401,937    1,841,629
                                                            -------------  -----------
Total current liabilities                                      4,197,120    7,043,222

Long-term debt and capital lease obligations, excluding
 current                                                       2,785,893      131,826
 installments (notes 6 and 7)
Deferred income taxes (note 9)                                   298,000      304,600
Other long-term liabilities                                       96,503       96,503
                                                            -------------  -----------
     Total liabilities                                         7,377,516    7,576,151
                                                            -------------  -----------
Commitments and contingencies (notes 7 and 16)

Stockholders' equity (note 12):
Preferred stock, $.01 par value.  Authorized 5,000,000
shares; no shares issued or outstanding                              -            -
Common stock, $.001 par value.  Authorized 50,000,000
shares; 6,563,934 shares issued and outstanding in 1995            6,564        6,564
and 1996
Additional paid-in capital                                     7,051,345    7,051,345
Foreign currency translation adjustment                         (192,833)    (185,828)
Accumulated deficit                                           (1,889,890)  (2,130,602)
                                                            -------------  -----------
     Total stockholders' equity                                4,975,186    4,741,479
                                                            -------------  -----------
                                                            $ 12,352,702   12,317,630
                                                            =============  ===========

See accompanying notes to consolidated financial statements.

                           GULL LABORATORIES, INC.

                    Consolidated Statements of Operations

                Years ended December 31, 1996, 1995, and 1994


                                                                  1995
                                                  1996          (note 11)        1994
                                              -------------   ------------   ------------
Sales                                         $ 17,908,752     18,827,853    15,841,606
Cost of sales                                    8,395,238      9,020,172      7,159,067
                                              -------------   ------------   ------------
                                                 9,513,514      9,807,681      8,682,539
                                              -------------   ------------   ------------
Expenses:
Selling, general, and administrative             6,856,018      7,415,244      6,101,852
Research and development                         1,422,926        901,633      1,219,582
Restructuring charge (note 14)                         -          505,260        775,000
                                              -------------   ------------   ------------
     Total expenses                              8,278,944      8,822,137      8,096,434
                                              -------------   ------------   ------------
Operating income                                 1,234,570        985,544        586,105
                                              -------------   ------------   ------------
Other income (expense):
  Interest expense                                (535,786)      (647,656)      (588,626)
  Other (note 11)                                   32,697        731,868        258,044
                                              -------------   ------------   ------------
     Total other income (expense)                 (503,089)        84,212       (330,582)
                                              -------------   ------------   ------------
     Income before provision for income taxes      731,481      1,069,756        255,523
Income tax expense (note 9)                        490,769        857,300        566,625
                                              -------------   ------------   ------------
     Net income (loss)                        $    240,712        212,456       (311,102)
                                              =============   ============   ============
Income (loss) per common and common
  equivalent share                            $       0.04           0.03          (0.05)
                                              =============   ============   ============




See accompanying notes to consolidated financial statements.

                             GULL LABORATORIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995, and 1994

                                                                Addi-     Foreign                     Total
                                                               tional     currency                    stock-
                                           Common stock        paid-in    translation   Accumulated    holders'
                                         Shares     Amount     capital    adjustment     deficit       equity
                                       ----------- --------- ----------- ------------ ------------- ------------
Balances, December 31, 1993             6,513,267  $  6,513   6,408,467     110,424    (2,031,956)    4,493,448

Stock options exercised                    41,667        42      58,083         -             -          58,125

Tax benefit from exercise of
stock options                                 -         -        59,000         -             -          59,000

Net loss                                      -         -           -           -        (311,102)     (311,102)

Foreign currency translation
adjustment                                    -         -           -      (219,439)          -        (219,439)
                                       ----------- --------- ----------- ------------ ------------- ------------
Balances, December 31, 1994             6,554,934     6,555   6,525,550    (109,015)   (2,343,058)    4,080,032

Stock options exercised                     9,000         9      15,178         -             -          15,187

Sale of Biolab Germany (note 11)              -         -       313,500         -             -         313,500

Tax benefit from exercise of
stock options                                 -         -       197,117         -             -         197,117

Net income (note 11)                          -         -           -           -         212,456       212,456

Foreign currency translation
adjustment                                    -         -           -       (76,813)          -         (76,813)
                                       ----------- --------- ----------- ------------ ------------- ------------
Balances, December 31, 1995 (note 11)   6,563,934     6,564   7,051,345    (185,828)   (2,130,602)    4,741,479


Net income                                    -         -           -           -         240,712       240,712

Foreign currency translation
adjustment                                    -         -           -        (7,005)          -          (7,005)
                                       ----------- --------- ----------- ------------ ------------- ------------
Balances, December 31, 1996 (note 11)   6,563,934  $  6,564   7,051,345    (192,833)   (1,889,890)    4,975,186
                                       =========== ========= =========== ============ ============= ============


See accompanying notes to consolidated financial statements.

                             GULL LABORATORIES, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995, and 1994

                                                                     1995
                                                         1996      (note 11)       1994
                                                     -----------  -----------  -----------
Cash flows from operating activities:
Net income (loss)                                    $  240,712      212,456     (311,102)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                         660,097      667,196      778,832
  Loss (gain) on disposal of property, plant, and
    equipment                                            11,214     (371,176)      24,118
  Provision for losses on accounts receivable            63,754       93,649      127,616
  Provision for loss on leases                           65,470       86,765          -
  Provision for inventory reserve                       163,613      302,123          -
  Provision for warranty reserve                         84,515       84,609          -
  Tax benefit from exercise of stock options                -        197,117       59,000
  Gain on sales-type leases                            (246,484)    (275,662)         -
  Amortization of unearned income on sales-type
    leases                                             (100,892)     (53,448)         -
  Changes in assets and liabilities:
    Accounts receivable                                 233,625     (154,109)    (332,355)
    Income tax refund receivable                        129,765     (110,681)     116,673
    Inventories                                        (492,999)    (805,879)    (871,498)
    Prepaid expenses                                   (166,370)      (6,834)     135,533
    Other assets                                          5,541     (206,905)    (125,323)
    Accounts payable and accrued expenses              (743,719)     216,585     (190,732)
    Other liabilities                                       -            -         96,500
    Deferred income taxes                                 9,400       29,700       10,400
                                                     -----------  -----------  -----------
        Net cash provided by (used in) operating
          activities                                    (82,758)     (94,494)    (482,338)
                                                     -----------  -----------  -----------
Cash flows from investing activities:
  Increase in sales-type leases                        (233,960)    (344,854)         -
  Payments received on sales-type leases                421,966      226,384          -
  Proceeds from sale of property, plant,
    and equipment                                        24,889      989,127       70,814
  Purchase of property, plant, and equipment           (681,924)    (663,766)    (668,858)
  Proceeds from the sale of Gull GmbH                       -        313,500          -
                                                     -----------  -----------  -----------
        Net cash provided by (used in) investing
          activities                                   (469,029)     520,391     (598,044)
                                                     -----------  -----------  -----------
Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations                        (2,057,957)  (1,394,241)  (1,371,652)
  Net increase (reduction) in line-of-credit           (634,583)     469,346    1,014,693
  Proceeds from issuance of long-term debt and
    capital lease obligations                         3,167,095      180,866    1,302,466
  Proceeds from issuance of common stock                    -         15,187       58,125
                                                     -----------  -----------  -----------
        Net cash provided by (used in) financing
          activities                                    474,555     (728,842)   1,003,632
                                                     -----------  -----------  -----------
Effect of foreign exchange rate changes on cash         158,850      154,206       38,989
                                                     -----------  -----------  -----------
Net increase (decrease) in cash                          81,618     (148,739)     (37,761)
Cash at beginning of year                               219,415      368,154      405,915
                                                     -----------  -----------  -----------
Cash at end of year                                  $  301,033      219,415      368,154
                                                     ===========  ===========  ===========

                             GULL LABORATORIES, INC.

                  Years ended December 31, 1996, 1995, and 1994

                                                                     1995
                                                         1996      (note 11)       1994
                                                     -----------  -----------  -----------
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
Interest                                             $  533,554      644,009      611,194
Income taxes                                            321,624    1,050,800      372,000

Supplemental Disclosures of Noncash Investing and Financing Activities
----------------------------------------------------------------------
Note payable incurred for equipment                  $  127,808       60,491          -
Transfer  of  inventory to  net  investment  in
  sales-type leases                                     327,133      236,605          -




See accompanying notes to consolidated financial statements.

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements

                      December 31, 1996, 1995, and 1994



(1)Summary of Significant Accounting Policies

      (a)  Business Presentation

           Gull Laboratories, Inc. (the Company or Gull) is in the business of developing, manufacturing, and selling medical diagnostic kits and bioreagents. The Company operates in a global market with direct sales representatives in the United States, Belgium, France, and the Netherlands and distributors in approximately 30 other foreign countries. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Fresenius AG, a German company, owns 55Epercent of the outstanding common stock of the Company. Although the Company purchases certain raw materials from a single supplier, alternative sources of supply are available for all raw materials.

      (b)  Accounts Receivable

           As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material.
      The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

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

      (e)  Other Assets

           Other assets include the excess of cost over fair value of assets acquired (goodwill), marketing rights, deposits, and certain deferred costs. Goodwill is amortized on the straight-line basis over ten years and other assets are amortized on the straight-line basis over their estimated lives of five to ten years.

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

      (i)  Foreign Currency Translation

           Assets and liabilities of foreign operations are translated at exchange rates in effect at year-end, and statements of operations are translated at the average exchange rates for the year. Adjustments resulting from translation are reported as a separate component of stockholders' equity until the foreign entity is sold or liquidated. Gains and losses resulting from foreign currency transactions are generally included in income.

      (j)  Use of Estimates

           The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


      (k)  Disclosure About Fair Value of Financial Instruments

           At December 31, 1996, the book value of all of the CompanyOs financial instruments approximates fair value except for long-term debt. The fair value of the CompanyOs long-term debt was estimated by discounting the future cash flows of each instrument at prevailing rates currently offered for similar debt instruments of comparable maturities. The estimated fair value of the long-term debt, excluding capital leases as disclosed in note 6, at December 31, 1996 and 1995, was approximately $2,220,000 and $2,133,000, respectively.
      (k)  Disclosure About Fair Value of Financial Instruments (continued)

           The fair value of the CompanyOs financial instruments are based on judgments regarding current economic conditions, risk characteristics of financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumption could significantly affect the estimates.

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

      (n)  Reclassification

      Certain amounts in 1995 and 1994 have been reclassified to conform with the 1996 presentation.


(2)Other Assets

   Other assets consist of the following at December 31:

                                                   1996        1995
                                                ----------  ----------
        Goodwill                                $ 897,166     897,166
        Deposits                                   26,372     111,029
        Patents, organizational costs, and        288,135      77,671
          marketing rights
        Other                                     153,949     262,900
        Less accumulated amortization            (376,521)   (279,138)
                                                ----------  ----------
                                                $ 989,101   1,069,628
                                                ==========  ==========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(3)Inventories

   Inventories consist of the following at December 31:

                                                   1996        1995
                                               -----------  ----------
      Raw materials                            $  945,795   1,141,163
      Work-in-process                             822,576     176,624
      Finished goods                              858,540   1,625,523
      Equipment held for lease or sale            697,497     450,614
                                               -----------  ----------
                                               $3,324,408   3,393,924
                                               ===========  ==========

(4)Property, Plant, and Equipment

   Property, plant, and equipment consist of the following at DecemberE31:

                                                   1996        1995
                                               ----------  ----------
      Land and improvements                    $  649,835     649,835
      Building and improvements                 2,841,102   2,734,237
      Machinery and equipment                   2,033,393   1,685,018
      Office furniture and equipment            1,426,579   1,463,401
      Transportation equipment                     70,812      78,784
      Construction-in-progress                      3,610      16,216
                                               ----------  ----------
                                                7,025,331   6,627,491
      Less accumulated depreciation and
       amortization                             3,409,160   3,054,592
                                               ----------  ----------
                                               $3,616,171   3,572,899
                                               ==========  ==========

(5)Notes Payable

   Notes payable consist of the following at December 31:

                                                   1996        1995
                                                ----------  ----------
      Line of credit                            $1,601,116   1,492,128
      Bank overdraft facility                       74,206     293,995
      Equipment line of credit                         -       500,000
                                                ----------  ----------
      Total notes payable                       $1,675,322   2,286,123
                                                ==========  ==========

   The Company maintains lines of credit with banks totaling approximately $2,400,000 which are either due on demand or expire in May 1997. Borrowings under the lines of credit are limited to certain levels of accounts receivable and inventories. The rates of interest charged range from the bank's reference rate plus .25 percent to the banks reference rate plus .4 percent (effective rates from 7.15 to 8.65 percent at DecemberE31, 1996). The lines of credit are secured by accounts receivable and inventories. Among other restrictions, debt covenants related to the line of credit require the Company to maintain certain levels of tangible net worth.

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(6)Long-term Debt

   Long-term debt consists of the following at December 31:

                                                            1996         1995
                                                        -----------  ----------
     Mortgage notes payable to a bank at 10%
      interest, payable in monthly installments of
      $17,115, including interest, based on a 30-
      year amortization with a balloon payment in
      July 1996.  The note is secured by land and a
      building                                           $      -     1,785,741

     Mortgage note payable to a bank at 10.06%
      interest, payable in monthly installments of
      $19,605, including interest, based on a 15-year
      amortization with a balloon payment in June 2006.
      The note is secured by land and a building          1,776,499         -

     Note payable to a bank at 9.38% interest,
      payable in monthly installments of $3,391,
      including interest, through October 1999.  The
      note is secured by equipment                          100,769     130,270

     Mortgage note payable to a bank at 8.81%
      interest, payable in monthly installments of
      $572, including interest, based on a 20-year
      amortization with a balloon payment in
      February 2001.  The note is secured by a
      building                                               62,792         -

     Note payable to lending institution at 11%
      interest, payable in monthly payments of $15,798
      through August 1997 and decreasing thereafter
      incrementally through May 2001.  The note is
      secured by equipment and the proceeds of certain
      sales-type leases                                     452,746         -

   Capitalized lease obligations (note 7)                   795,024         -
   Other                                                        -        57,444
                                                        -----------  ----------
       Total long-term debt                               3,187,830   1,973,455

   Less current portion                                     401,937   1,841,629
                                                        -----------  ----------
       Long-term debt, excluding current installments    $2,785,893     131,826
                                                        ===========  ==========

   Principal maturities of long-term debt and capital lease obligations for the years subsequent to December 31, 1996 are as follows:

        1997                                            $  401,937
        1998                                               335,788
        1999                                               347,456
        2000                                               355,032
        2001                                               254,972
        Thereafter                                       1,492,645
                                                        ----------
                                                        $3,187,830
                                                        ==========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(7)Lease Obligations

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

   Required future minimum lease payments and the present value of the future minimum capital lease payments at December 31, 1996 are as follows:
                                                         Capital    Operating
                                                         leases       leases
    Year ending:                                       ----------  ----------
      1997                                             $  298,604      92,004
      1998                                                282,324      84,804
      1999                                                282,324      70,404
      2000                                                275,346      70,404
      2001                                                217,137      70,404
      Thereafter                                            6,403     258,148
                                                       ----------  ----------
            Total future minimum lease payments         1,362,138  $  646,168
                                                                   ==========
    Less amount representing interest and executory
      costs                                               567,114
                                                       ----------
            Present value of future minimum lease
             payments (see note 6)                     $  795,024
                                                       ==========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(8)Net Investment in Sales-Type Leases

   The Company has invested in certain equipment financing agreements under sales-type leases. Each sales-type lease is collateralized by a security interest in the financed equipment. At December 31, 1996 and 1995, the net investment reflected in the accompanying consolidated balance sheets for these sale-type leases consisted of the following:

                                                    1996        1995
                                                 ----------  ----------
    Gross minimum sales-type lease receivables  $ 1,605,283     921,038
    Less allowance for uncollectible
     receivables                                   (128,622)    (86,765)
                                                 ----------  ----------
        Net minimum sales-type lease receivables  1,476,661     834,273
    Unearned interest income                       (403,411)   (182,055)
                                                 ----------  ----------
        Net investment in sales-type leases       1,073,250     652,218
    Less current portion                           (262,831)   (145,200)
                                                 ----------  ----------
        Net investment in sales-
          type leases, excluding current
          portion                               $   810,419     507,018
                                                 ==========  ==========

   Minimum gross receipts from sales-type lease receivables for the next five years are as follows:

     Year ending December 31:
        1997                                    $   420,882
        1998                                        379,380
        1999                                        368,731
        2000                                        305,657
        2001                                        130,633
                                                 ----------
        Total                                   $ 1,605,283
                                                 ==========

(9)Income Taxes

   Income tax expense for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                           1996         1995         1994
                                       ----------   ----------   -----------
   Current:
     Federal                           $  404,369      695,600       467,225
     State                                 77,000      132,000        89,000
                                       ----------   ----------   -----------
                                          481,369      827,600       556,225
                                       ----------   ----------   -----------
   Deferred:
     Federal                                7,900       24,700         8,400
     State                                  1,500        5,000         2,000
                                       ----------   ----------   -----------
                                            9,400       29,700        10,400
                                       ----------   ----------   -----------
         Total provision               $  490,769      857,300       566,625
                                       ==========   ==========   ===========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(9)Income Taxes (continued)

   Income tax expense differs from the amounts computed by applying the
   U.S. federal income tax rate of 34 percent to income from operations as follows:
                                           1996         1995         1994
                                       ----------   ----------   ----------
   Computed "expected" tax expense      $ 249,000      364,000       87,000
   Increase (decrease) in income taxes
     resulting from:
     Goodwill amortization                 31,000       31,000       31,000
     Exclusion of loss from foreign
       subsidiary                         142,000      315,000      396,000
     Foreign sales corporation exclusion   (2,900)     (32,000)     (43,000)
     State taxes, net of federal benefits  41,000       90,000       60,000
     Other                                 30,669       89,300       35,625
                                       ----------   ----------   ----------
   Provision for income taxes           $ 490,769      857,300      566,625
                                       ==========   ==========   ==========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                      1996                     1995
                                   Domestic    Foreign    Domestic    Foreign
                                   ---------  ---------   ---------  ---------
  Deferred tax assets:
  Tax losses                       $     -    2,477,000        -     2,118,000
  Research and development
    expenses                             -          -          -        15,000
  Warranty reserve                    45,000        -       28,000         -
  Vacation reserve                    38,000        -       33,000         -
  Bad debt reserve                    35,000        -       13,000         -
  Inventory reserve                   21,000        -       50,000         -
  Technology amortization             14,000        -        8,000         -
  Capitalized interest                   -          -          300         -
  Other items                          6,000        -        4,000         -
                                   ---------  ---------   ---------  ---------
    Total gross deferred tax assets  159,000  2,477,000    136,300   2,133,000

    Less valuation allowance             -   (2,448,000)       -    (2,093,000)
                                   ---------  ---------   ---------  ---------
    Deferred tax assets              159,000     29,000    136,300      40,000
                                   =========  =========   =========  =========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(9)Income Taxes (continued)
                                     1996                     1995
                                   Domestic    Foreign    Domestic    Foreign
                                   ---------  ---------   ---------  ---------
  Deferred tax liabilities:
  Patents                          $ (35,000)       -      (12,000)        -
  Sales leases                       (92,000)       -      (54,000)        -
  Other payables                         -      (29,000)       -       (40,000)
  Equipment, principally due to
    differences in depreciation     (167,000)       -     (182,000)        -
  Deferred revenue                   (55,000)       -      (55,000)        -
  Other                                  -          -      (13,900)        -
                                   ---------  ---------   ---------  ---------
    Total gross deferred tax
    liabilities                     (349,000)   (29,000)  (316,900)    (40,000)
                                   ---------  ---------   ---------  ---------
    Net deferred tax liability     $(190,000)       -     (180,600)        -
                                   =========  =========   =========  =========
    Net current deferred tax asset $ 108,000        -      124,000         -

    Net noncurrent deferred tax
    liability                       (298,000)       -     (304,600)        -
                                   ---------  ---------   ---------  ---------
                                   $(190,000)       -     (180,600)        -
                                   =========  =========   =========  =========

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


(11) Other Income and Related Party Transactions

   Other income consisted of the following approximate amounts for the years ended December 31,:

                                           1996         1995         1994
                                       ----------   ----------   -----------
   Gain on sale of building            $      -        516,533           -
   Currency transaction gains             (38,496)     155,116       257,431
     (losses)
   Interest income                        132,981       92,083        18,549
   Other nonoperating expenses            (61,788)     (31,864)      (17,936)
                                       ----------   ----------   -----------
                                       $   32,697      731,868       258,044
                                       ----------   ----------   -----------

   Sales to Fresenius AG, which holds a 55Epercent ownership interest in the Company's common stock, totaled $1,535,943, $2,370,977, and $1,106,528 during 1996, 1995, and 1994 respectively.

   In January 1995, the Company sold all of the intangible assets relating to its German operations to Fresenius AG for approximately $313,500 of cash proceeds. The Company recognized a gain on the transaction of $140,437 equal to the minority interest percentage. The remaining $173,063 was recognized as a contribution to capital by Fresenius. The 1995 financial statements have been restated to show the entire $313,500 as a contribution of capital and reducing other income and net income by $140,437. This restatement decreased earnings per common and common equivalent share by $0.02.


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

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(12)    Stock Compensation Plans (continued)

   A summary of the activity under the plans is as follows:

                                   Years ended December 31,
                        --------------------------------------------------------------------
                               1996                   1995                    1994
                                    Weighted-              Weighted-               Weighted-
                                     average                average                 average
                                    exercise               exercise                exercise
                        Shares       price     Shares       price      Shares       price
                        -------     ---------  -------     ---------   -------     ---------
    Outstanding at
     beginning of year  386,000     $ 4.64     270,000     $  4.88     341,667     $  4.51
     Granted            130,000       4.68     200,000        4.50         -           -
    Exercised               -          -        (9,000)       1.69     (41,667)       1.39
    Forfeited           (10,000)      5.50     (75,000)       5.50     (30,000)       5.50
                        -------                -------                  -------
    Outstanding at
     end of year        506,000     $ 4.63     386,000       $ 4.64     270,000       4.88
                        =======                =======                  =======

     Options
     exercisable at     269,750                 70,000                   55,500
     year-end

     Weighted-average
      fair value of
      options granted
      during the year   $  3.34                $  2.77


   The following table summarizes information about fixed stock options outstanding at December 31, 1996:
           Options outstanding                     Options exercisable
  -----------------------------------------  ---------------------------------
                                  Weighted-
                   Number         average    Weighted-    Number      Weighted-
  Range of      outstanding at   remaining    average    exercisable   average
  exercise       December 31,   contractual  exercise    at December  exercise
   prices          1996            life       price       31, 1996     price
 ------------   --------------  -----------  ---------   -----------  --------
   $1.125              21,000     1.0 yrs.   $ 1.125        21,000       1.125
 3.50 - 4.50          225,000     8.6          4.431       118,750       4.401
 4.63 - 5.00          130,000     9.2          4.683           -           -
    5.50              130,000     5.5          5.500       130,000       5.500
                --------------                           -----------
 1.12 - 5.50          506,000     7.6          4.633       269,750       4.676
                ==============                           ===========

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(12)    Stock Compensation Plans (continued)

   Had compensation cost for the CompanyOs stock-based compensation plans been determined consistent with SFAS No. 123, the CompanyOs net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                   1996         1995
                                                ----------   ----------
      Net income:
         As reported                            $  240,712     212,456
         Pro forma                                 (49,909)    177,831
      Primary and fully diluted earnings
       per share:
         As reported                            $     0.04        0.03
         Pro forma                                   (0.01)       0.03

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

   On May 9, 1996, the Company granted an option to purchase 15,000 shares of the CompanyOs common stock to a nonemployee. The option is exercisable 5,000 shares at $6 per share, 5,000 shares at $8.50 per share, and 5,000 shares at $11 per share and becomes exercisable when the CompanyOs stock closes for twenty consecutive trading days at an average price of $6, $8.50, and $11, respectively. Compensation expense related to these options was not material.


(13)    Foreign Operations, Export Sales, and Major Customer

   Operations by geographic area:
                                                  Sales
                                     1996          1995             1994
                               -------------   ------------   -------------
   United States               $  15,217,860     15,272,576      12,033,290
   Europe                          4,082,743      4,667,311       5,363,998
   Eliminations                   (1,391,851)    (1,112,034)     (1,555,682)
                               -------------   ------------   -------------
                               $  17,908,752     18,827,853      15,841,606
                               =============   ============   =============

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(13)    Foreign Operations, Export Sales, and Major Customer (continued)

                                         Income before income taxes
                                    1996            1995           1994
                               -------------    -----------    ------------
   United States               $  1,440,433      2,421,498       2,124,466
   Europe                          (214,100)      (510,272)       (662,346)
   Eliminations                      40,934        (53,377)       (617,971)
                               --------------   -----------    ------------
                                  1,267,267      1,857,849         844,149
   Interest expense                (535,786)      (647,656)       (588,626)
                               -------------    -----------    ------------
                               $    731,481      1,210,193         255,523
                               =============    ===========    ============

                                            Identifiable assets
                                    1996            1995           1994
                               -------------    -----------    ------------
   United States               $ 22,046,305      20,842,948      16,858,516
   Europe                         1,734,504       2,484,998       2,709,153
   Eliminations                 (11,428,107)    (11,010,316)     (8,065,528)
                               -------------    -----------    ------------
                               $ 12,352,702      12,317,630      11,502,141
                               =============    ===========    ============

   United States export sales to unaffiliated customers by destination of sale:
                                    1996            1995           1994
                               -------------    -----------    ------------
   Europe                      $  2,669,400       3,272,380      2,809,508
   Pacific Rim (Australia, New
     Zealand and the Far East)    1,154,586       1,293,038        905,028
   Other                            149,310         221,276        594,338
                               -------------    -----------    ------------
                               $  3,973,296       4,786,694      4,308,874
                               =============    ===========    ============

   Sales to one customer amounted to 16 percent, 14 percent, and 12 percent of total sales in 1996, 1995, and 1994, respectively. No single country in Europe or the Pacific Rim accounted for more than ten percent of sales.


(14)  Restructuring Charge

   In an effort to bring its European operations to profitability, the Company incurred restructuring charges of $505,260 and $775,000 in 1995 and 1994, respectively, substantially all of which relate to personnel termination costs. The restructuring plans were completed in 1995.

                           GULL LABORATORIES, INC.

                 Notes to Consolidated Financial Statements


(15)    Merger

   On December 13, 1996, the Company entered into a letter of intent to acquire the diagnostic business of the Intensive Care and Diagnostic division of Fresenius AG, the CompanyOs majority stockholder subject to the execution of a definitive acquisition agreement, receipt of a fairness opinion from an investment banker, and approval of the CompanyOs stockholders and the Fresenius AGOs Board of Directors. As of the date of these consolidated financial statements, no definitive purchase price for the acquisition had been determined.


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

                          Independent Auditors Report



The Board of Directors and Stockholders
Gull Laboratories, Inc.:


Under the date of January 28, 1997, we reported on the consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholdersO equity, and cash flows for each of the years in the three-year period ended DecemberE31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the CompanyOs management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

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

                                                                 Schedule II

                           GULL LABORATORIES, INC.

                      Valuation and Qualifying Accounts

                Years ended December 31, 1996, 1995, and 1994



                                              Charged
                                 Balance at   to cost                  Balance
                                 beginning     and        Amounts      at end
                                 of period   expenses   charged off   of period
                                 ----------  --------   -----------   ---------
Year ended December 31, 1996:
Allowance for doubtful accounts  $ 253,747     63,754     (3,307)      314,194
Allowance for loss on leases        86,765     65,470    (23,614)      128,621
Inventory reserve                  129,668    163,613   (238,083)       55,198
Warranty reserve                    73,609     84,515    (40,500)      117,624

Year ended December 31, 1995:
Allowance for doubtful accounts  $ 160,343     93,649       (245)      253,747
Allowance for loss on leases           -       86,765        -          86,765
Inventory reserve                   27,545    302,123   (200,000)      129,668
Warranty reserve                       -       84,609    (11,000)       73,609

Year ended December 31, 1994:
Allowance for doubtful accounts  $  33,000    127,616       (273)      160,343
Inventory reserve                   32,563        -       (5,018)       27,545