Form 10-K/A
period 1996-12-31
GULL LABORATORIES INC /UT/
filed 1997-07-16
CIK 832404

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-K/A


[x] Amendment No. 3 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended December 31, 1996.
                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________.

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

            Documents Incorporated by reference:  None

                Item 6: Selected Consolidated Financial Data of the Registrant's Form 10-K for the Fiscal Year ended December 31, 1996 is hereby amended to read in its entirety as follows:

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

------------------------------------------------------------------------------
                          Statement of Operations
                              (000's Omitted)
------------------------------------------------------------------------------
                                            Year Ended December 31,
------------------------------------------------------------------------------
                                    1996     1995     1994     1993     1992
                                ----------------------------------------------

Sales                            $17,909  $18,828  $15,842  $15,406  $14,646

Net Income (loss)                    241*     212*    (311)    (401)    (507)

Net income (loss) per common
and common equivalent share         0.04     0.03    (0.05)   (0.06)   (0.08)
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


                                   GULL LABORATORIES, INC.



Date: July 15, 1997                By: /s/ George R. Evanega
                                      ----------------------------
                                        George R. Evanega, Ph.D.
                                        President and CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ George R. Evanega                              Date:  July 15, 1997
-----------------------------------------
George R. Evanega   President and Chief
                    Executive Officer
                    (Principal Executive
                    Officer)
                    Director



 /s/ Michael B. Malan                               Date: July 15, 1997
-----------------------------------------
Michael B. Malan    Secretary/Treasurer
                    (Principal Financial &
                    Accounting Officer)



 /s/ Myron W. Wentz                                 Date: July 15, 1997
 -----------------------------------------
Myron W. Wentz      Chairman of the Board
                    of Directors



                                                    Date:
 -----------------------------------------                 ------------------
Matthias Schmidt    Director, Vice
                    Chairman


 /s/ Gerd Krick                                     Date: July 15, 1997
 -----------------------------------------
Gerd Krick          Director



 /s/ Ulrich Wagner                                  Date: July 15, 1997
 -----------------------------------------
Ulrich Wagner       Director




___________________________________________         Date:____________________
Anne-Marie Ricart   Director





___________________________________________         Date:___________________
Peter Gladkin       Director