Form 10-Q
period 1997-06-30
GULL LABORATORIES INC /UT/
filed 1997-08-13
CIK 832404

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997.

[  ]  	Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the transition period from ____________ to
        _____________.



                                   0-16864
                              -----------------
                          (Commission File number)

                           GULL LABORATORIES, INC.
                           -----------------------
            (Exact Name of Registrant as Specified in its Charter)

      UTAH                                              87-0404754
------------------------                          ----------------------
(State of Incorporation)                  (IRS Employer Identification Number)

1011 East Murray Holladay Road
Salt Lake City, Utah                                       84117
------------------------------                             -----
(Address of Principal Executive Offices)                (Zip Code)


                                  (801) 263-3524
                                  --------------
                          (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X    No _____
                                                           -----

The number of shares of common stock outstanding as of August 1, 1997 was 6,616,784.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             GULL LABORATORIES, INC.
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                         June 30, 1997     December 31, 1996
                                       ----------------  --------------------
ASSETS

Current assets:
    Cash and cash equivalents          $       219,052   $           301,033
    Receivables-net                          3,240,564             2,406,222
    Net investment in sales-type leases        164,354               262,831
    Income tax refund receivable                                     134,743
    Inventories                              4,339,457             3,324,408
    Prepaid expenses                           671,288               399,774
    Deferred income taxes                      124,000               108,000
                                       ----------------  --------------------
                Total current asset          8,758,715             6,937,011

Property, plant and equipment - net          3,554,754             3,616,171
Net investment in sales-type leases            705,894               810,419
Other assets - net                           1,053,431               989,101
                                       ----------------  --------------------
Total assets                           $    14,072,794   $        12,352,702
                                       ================  ====================
LIABILITIES AND STOCK-
     HOLDERS' EQUITY

Current liabilities:
    Notes payable                      $     2,115,910   $         1,675,322
    Accounts payable                         2,119,762             1,648,036
    Accrued expenses                           353,305               471,825
    Income tax payable                         132,842
    Current portion of long-
                term obligations               480,708               401,937
                                       ----------------  --------------------
              Total current liabilities      5,202,527             4,197,120

Long-term obligations                        3,339,334             2,785,893
Deferred income taxes                          314,000               298,000
Other long-term liabilities                     96,503                96,503
                                       ----------------  --------------------
               Total liabilities             8,952,364             7,377,516
                                       ----------------  --------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                 6,617                 6,564
    Additional paid-in capital               7,121,279             6,910,908
    Foreign currency translation
    adjustment                               (270,305)             (192,833)
    Accumulated deficit                    (1,737,161)           (1,749,453)
                                       ----------------  --------------------
                Total stockholders'          5,120,430             4,975,186
                                       ----------------  --------------------

Total liabilities and stockholders     $    14,072,794   $        12,352,702
                                       ================  ====================

                            GULL LABORATORIES, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                              ----------------------------
                                              June 30, 1997  June 30, 1996
                                              -------------  -------------

Sales                                            3,692,533      4,224,050
Cost of goods sold                               1,408,288      1,692,484
                                              -------------  -------------
Gross Profit                                     2,284,245      2,531,566
                                              -------------  -------------

Expenses:
        Selling, general and administrative      1,736,041      1,484,783
        Research and development                   361,417        326,002
                                              -------------  -------------
        Total expenses                           2,097,458      1,810,785
                                              -------------  -------------

Operating income                                   186,787        720,781
                                              -------------  -------------

Other income (expense):
        Interest expense                          (158,733)      (141,574)
        Other                                       50,595         42,773
                                              -------------  -------------
        Total other income (expense)              (108,138)       (98,801)
                                              -------------  -------------

Income before provision for income taxes            78,649        621,980

Income tax provision                                76,279        197,689
                                              -------------  -------------

Net income                                    $      2,370   $    424,291
                                              =============  =============

Earnings per common and common
        equivalent share                      $    NIL       $       0.06
                                              =============  =============

                            GULL LABORATORIES, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           Six months ended
                                                  -----------------------------
                                                  June 30, 1997   June 30, 1996
                                                  -------------- --------------
Sales                                             $   8,198,307  $    9,115,831
Cost of goods sold                                    3,280,281       3,830,273
                                                  -------------- --------------
Gross Profit                                          4,918,026       5,285,558
                                                  -------------- --------------

Expenses:
        Selling, general and administrative           3,631,406       3,328,701
        Research and development                        754,726         713,497
                                                  -------------- --------------
        Total expenses                                4,386,132       4,042,198
                                                  -------------- --------------

Operating income                                        531,894       1,243,360

Other income (expense):
        Interest expense                              (303,870)       (260,302)
        Other                                            47,175          61,513
                                                  -------------- --------------
        Total other income (expense)                  (256,695)       (198,789)
                                                  -------------- --------------

Income before provision for income taxes                275,199       1,044,571

Income tax provision                                    262,909         394,340
                                                  -------------- --------------

Net income                                        $      12,290  $      650,231
                                                  ============== ==============

Earnings per common and common
    equivalent share                              $       NIL    $         0.10
                                                  ============== ==============

                           GULL LABORATORIES, INC.
                 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                               OF CASH FLOWS

                                                          Six Months Ended

                                                  June 30, 1997   June 30, 1996
                                                    (Unaudited)    (Unaudited)
                                                  -------------- --------------

Cash flows from operating activities:
     Income from continuing operations            $      12,290  $     650,231
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                 397,876        361,852
          Loss on sale of fixed assets                   41,707         23,680

     Changes in assets and liabilities:
          Net receivables                             (849,734)      (530,971)
          Inventories                               (1,052,889)      (361,028)
          Prepaid expenses                            (298,643)        (5,493)
          Other assets                                 (52,795)       (83,245)
          Accounts payable                              632,597         99,100
          Line of credit                                496,601         53,958
          Income taxes payable                          267,586        404,535
          Accrued expenses                             (99,073)      (405,246)
                                                  -------------- --------------
Net cash provided by (used in) operating
 activities                                           (504,477)        207,373
                                                  -------------- --------------

Cash flows from investing activities:
     Disposition  of property, plant
          and equipment                                  15,957          6,091
     Purchase of property, plant and equipment        (332,413)      (272,906)
                                                  -------------- --------------
Net cash used in investing activities                 (316,456)      (266,815)
                                                  -------------- --------------

Cash flows from financing activities:
     Proceeds from long-term obligations              1,326,302          1,228
     Principal payments on long-term obligation       (519,234)         45,373
     Proceeds from issuance of common stock             210,424
                                                  -------------- --------------
Net cash provided from financing activities           1,017,492         46,601
                                                  -------------- --------------

Foreign currency translation adjustment               (278,540)        (8,446)
                                                  -------------- --------------

Net decrease in cash                                   (81,981)       (21,287)
Cash at beginning of period                             301,033        219,415
                                                  -------------- --------------

Cash at end of period                             $     219,052   $    198,128
                                                  ============== ==============

                            GULL LABORATORIES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS

1.	Basis of presentation

	The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of June 30, 1997 and for the three months and six months ended June 30,1997 and 1996 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its Annual Report on Form 10-K/A.

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

2.	Inventories
        -----------
	Inventories consisted of the following:

                                                   June 30,       December 31,
                                                     1997              1996
                                                ------------      ------------

                Raw materials                   $   930,013       $   945,795
                Work-in-process                   1,290,396           822,576
                Finished goods                      759,110           858,540
		Equipment held for
                     lease or sale                1,359,938           697,497
                                                ------------      ------------

                Total                           $ 4,339,457       $ 3,324,408
                                                ============      ============

3.	Earnings per share
        ------------------
	Earnings per share amounts are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The weighted average number of shares used in computing earnings per share for the three months ended June 30, 1997 and 1996 were 6,611,088 and 6,563,934 respectively. For the six months ended
June 30, 1997 and 1996, the weighted average number of shares outstanding were 6,596,763 and 6,563,934, respectively.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share
(SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

        The Company plans to adopt SFAS 128 in its fiscal fourth quarter and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	        	CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
------------------------------

	During the six months ended June 30, 1997, the ratio of current assets to current liabilities increased from 1.65 at December 31, 1996 to 1.68. Working capital increased from $2,739,891 to $3,556,188. Net receivables increased due to revenues recognized in June that were collected in July. Inventories increased as the Company acquired more inventories for its instrumentation program and prepared for large shipments of proficiency testing products to the College of American Pathologists in July. The increased receivables and inventories were financed primarily through increased accounts payable, increased borrowings on a line of credit and a decrease in income tax refund receivable.

	At June 30, 1997, the Company had approximately $200,000 available under lines of credit with its banks and had commitments totalling approximately $300,000 for the purchase of capital assets for which borrowing commitments have been secured. The Company has obtained a 1.7 million DM (approximately $950,000) credit facility from Fresenius AG, its majority owner. To the extent that working capital needs cannot be financed through internally generated funds and exceed the credit facility with Fresenius AG, the Company believes that additional debt, equity and lease financing can be obtained.

Results of Operations
---------------------

	Sales for the second quarter of 1997 of $3,692,533 were 13% lower than sales in the second quarter of 1996 of $4,224,050. For the first six months of 1997, sales of $8,198,307 were $917,524 or 10% lower than 1996 sales of $9,115,831. Sales of the Company's United States' operations were approximately $200,000 or 3% lower than the prior year. Increased sales of the Company's Bioresearch operations and the Company's ELISA product line, were offset by lower sales of instrumentation and proficiency testing products to the College of American Pathologists. Sales of the Company's European operations decreased $726,000 or 35%. Approximately $175,000 of the sales decrease was caused by the strength of the United States dollar which appreciated 13% against the Belgian Franc in the first six months of 1997. The remaining decrease is due to the loss of a significant distributed product line and the loss of customers due to production problems encountered in 1996. Except for the impact of the changes in foreign currency exchange rates discussed above, changes in sales are principally due to changes in sales volume. There have been no significant changes in sales prices.

	Gross profit as a percentage of sales increased to 62% in the second quarter of 1997 compared to 60% in the second quarter of 1996. For the first six months of 1997, gross profit was 60% compared to 58% during the first six months of 1996. The increase in the gross profit percentage is due to product sales mix and manufacturing efficiencies.

	Selling, general and administrative costs increased from $1,484,783 in the second quarter of 1996 to $1,736,041 in the second quarter of 1997. For the six months ended June 30, 1997, selling, general and administrative costs were $3,631,406 compared to $3,328,701 in 1996. During the second quarter of 1996, the Company reversed approximately $115,000 of excess restructuring costs that had occurred in 1995. This reversal had the impact of reducing selling, general and administrative expense in 1996 and did not recur in 1997. Also, the Company has increased sales and marketing expenditures in 1997 for market studies and filled vacancies in its sales staff that existed in the second quarter of 1996.

	Other expense increased during the three months and the six months ended June 30, 1997 due to increased interest expense. For the six months ended June 30, 1997, the increase in other expense was also due to currency losses resulting from the strength of the United States' dollar against the Belgian Franc.

	There were no other material changes in the Company's operations during the second quarter or first six months of 1997.

	The Company implemented programs in the second quarter of 1997 to reduce expenses. The impact of those cost reductions are expected to have a positive impact on results for the last half of 1997.

PART II.	OTHER INFORMATION


	No other material matter occurred during the quarter ended June 30, 1997 that requires disclosure as Part II of the Quarterly Report on Form 10Q.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gull Laboratories, Inc.


Date    8-12-97                               /s/ Michael B. Malan
---------------                               -----------------------
                                              Michael B. Malan, CPA
                                              Secretary/Treasurer and
                                              V.P. of Finance (Duly authorized
                                              officer and principal financial
                                              officer)