Form 10-Q
period 1997-09-30
GULL LABORATORIES INC /UT/
filed 1997-11-14
CIK 832404

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997.

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the transition period from _________ to _________ .


                                  0-16864
                          ------------------------
                          (Commission File number)

                          GULL LABORATORIES, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

         UTAH                                              87-0404754
 ----------------------                         ---------------------------
(State of Incorporation)                       (IRS Employer Identification
                                                           Number)

1011 East Murray Holladay Road
Salt Lake City, Utah                                         84117
---------------------------------------                    ---------
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

                                   Yes   X      No ____


The number of shares of common stock outstanding as of August 1, 1997 was 7,940,359.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           GULL LABORATORIES, INC.
              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                   September 30, 1997    December 31, 1996
                                   ------------------    -----------------
ASSETS

Current assets:
    Cash and cash equivalents        $       272,000     $       301,033
    Receivables-net                        3,829,876           3,121,073
    Sales type leases                        241,427             262,831
    Income tax refund receivable                                 134,743
    Inventories                            6,735,006           4,957,230
    Prepaid expenses                         356,976             399,774
    Deferred income taxes                    124,000             108,000
                Total current asset       11,559,285           9,284,684
                                     ----------------    ----------------
Property, plant and equipment - net        4,192,646           4,409,760
Sales type leases                            710,738             810,419
Other assets - net                         1,036,396           1,034,523
                                     ----------------    ----------------
Total assets                         $    17,499,065     $    15,539,386
                                     ================    ================
LIABILITIES AND STOCK-
     HOLDERS' EQUITY

Current liabilities:
    Notes payable                    $     1,876,224     $     1,675,322
    Accounts payable                       2,830,030           1,582,276
    Accrued expenses                       1,742,931           1,043,495
    Income tax payable                       215,716
    Deferred income taxes                                        177,146
    Current portion of long-
            term obligations                 678,926             545,341
                                     ----------------    ----------------
            Total current liabilities      7,343,827           5,023,580

Long-term obligations                      3,484,534           3,000,675
Deferred income taxes                        314,000             298,000
Other long-term liabilities                  777,597             414,458
                                     ----------------    ----------------
            Total liabilities             11,919,958           8,736,713
                                     ----------------    ----------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock
    Common stock                               7,941               7,884
    Additional paid-in capital             8,028,348           8,149,332
    Foreign currency translation
     adjustment                             (624,933)           (173,386)
    Accumulated deficit                   (1,832,249)         (1,181,157)
                                     ----------------    ----------------
            Total stockholders' equity     5,579,107           6,802,673
                                     ----------------    ----------------
Total liabilities and stockholders'
    equity                           $    17,499,065     $    15,539,386
                                     ================    ================

                           GULL LABORATORIES, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                            Three months ended
                                    -----------------------------------------
                                    September 30, 1997     September 30, 1996
                                    ------------------     ------------------

Sales                                     5,071,732              6,063,527
Cost of goods sold                        1,924,998              3,247,744
                                    ------------------     ------------------
Gross Profit                              3,146,734              2,815,783
                                    ------------------     ------------------
Expenses:
   Selling, general and administrative    2,696,391              2,733,998
   Research and development                 320,708                385,900
   Merger costs                           1,226,519
                                    ------------------     ------------------
   Total expenses                         4,243,618              3,119,898
                                    ------------------     ------------------
Operating income/(loss)                  (1,096,884)              (304,115)
                                    ------------------     ------------------
Other income (expense):
   Interest expense                        (171,904)              (128,622)
   Other                                    164,790               (119,973)
                                    ------------------     ------------------
   Total other income (expense)              (7,114)              (248,595)
                                    ------------------     ------------------
Income/(loss) before provision for
   income taxes                          (1,103,998)              (552,710)
Income tax provision                       (136,563)               (61,440)
                                    ------------------     ------------------
Net loss                                   (967,435)              (491,270)
                                    ==================     ==================
Loss per common and common
   equivalent share                           (0.12)                 (0.06)
                                    ==================     ==================

                             GULL LABORATORIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                              Nine months ended
                                   -----------------------------------------
                                   September 30, 1997     September 30, 1996
                                   ------------------     ------------------
Sales                                    16,296,732              18,612,419
Cost of goods sold                        6,377,998               8,691,272
                                   ------------------     ------------------
Gross Profit                              9,918,734               9,921,147
                                   ------------------     ------------------
Expenses:
   Selling, general and administrative    7,855,392               7,805,514
   Research and development               1,089,708               1,148,279
   Merger costs                           1,226,519
                                   ------------------     ------------------
   Total expenses                        10,171,619               8,953,793
                                   ------------------     ------------------
Operating income/(loss)                    (252,885)                967,354
                                   ------------------     ------------------
Other income (expense):
   Interest expense                        (484,904)               (388,924)
   Other                                    220,791                 (50,872)
                                   ------------------     ------------------
   Total other income (expense)            (264,113)               (439,796)
                                   ------------------     ------------------
Income/(loss) before provision for
   income taxes                            (516,998)                527,558
Income tax provision                        274,437                 284,552
                                   ------------------     ------------------
Net income/(loss)                          (791,435)                243,006
                                   ==================     ==================
Earnings per common and common
   equivalent share                           (0.10)                   0.03
                                   ==================     ==================

                                GULL LABORATORIES, INC.
                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS

                                                  Nine Months Ended
                                      ----------------------------------------
                                      September 30, 1997    September 30, 1996
                                          (Unaudited)         (Unaudited)
                                     ------------------     ------------------
Cash flows from operating activities:
   Income/(loss) from continuing
     operations                        $    (791,435)       $     243,006
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
      Depreciation and amortization          827,412              868,572
      Loss on sale of fixed assets            42,627               26,003

   Changes in assets and liabilities:
      Net receivables                     (1,885,883)            (386,097)
      Inventories                         (2,050,701)             (64,748)
      Prepaid expenses                       594,670               17,761
      Other assets                           (38,618)             (45,056)
      Accounts payable                     1,461,343             (102,785)
      Notes payable                          266,879              (42,635)
      Income taxes payable                   350,459              330,451
      Accrued expenses                       799,896             (326,632)
      Deferred taxes                        (131,594)             (65,688)
      Other liabilities                       29,887
      Sales type leases                      129,339
                                     ------------------     ------------------
Net cash provided by (used in)
   operating activities                     (395,719)             452,152
                                     ------------------     ------------------
Cash flows from investing activities:
   Disposition of property, plant
     and equipment                            16,642                4,434
   Purchase of property, plant and
     and equipment                          (669,443)            (771,600)
                                     ------------------     ------------------
Net cash used in investing activities       (652,801)            (767,166)
                                     ------------------     ------------------
Cash flows from financing activities:
   Proceeds from long-term obligations     2,081,188            2,675,710
   Principal payments on
     long-term obligations                  (833,834)          (1,947,516)
   Proceeds from issuance of
     common stock                            204,727             (362,720)
                                     ------------------     ------------------
Net cash provided from
   financing activities                    1,452,081              365,474
                                     ------------------     ------------------

Foreign currency translation adjustment     (432,594)             (10,045)
                                     ------------------     ------------------

Net decrease in cash                         (29,033)              40,415
Cash at beginning of period                  301,033              219,415
                                     ------------------     ------------------
Cash at end of period                  $     272,000        $     259,830
                                     ==================     ==================

                          GULL LABORATORIES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS

1.   Basis of presentation

     The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. On August 11, 1997, the Company acquired certain assets of the Fresenius Diagnostics Business Unit (OFresenius DiagnosticsO), of the Intensive Care and Diagnostics Division of Fresenius AG, the Company's majority shareholder. The acquisition of the assets has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. The Company's results of operations have been restated to include the operations of Fresenius Diagnostics from the beginning of the periods presented and the effects of intercompany transactions have been eliminated. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its Annual Report on Form 10-K, as amended, and the Company's Proxy Statement dated July 9, 1997.

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

2.   Inventories

     Inventories consisted of the following:

                               September 30,         December 31,
                                    1997                 1996
                               ------------          -----------

          Raw materials          $3,339,036           $1,677,786
          Work-in-process         1,029,702              822,576
          Finished goods          2,366,268            2,456,868
                               ------------          -----------
          Total                  $6,735,006           $4,957,230
                               ============          ===========

3.   Earnings/(loss) per share

     Earnings/(loss) per share amounts are computed by dividing net income/(loss) by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of shares used in computing earnings per share for the three months ended September 30, 1997 and 1996 was 7,938,359 and 7,883,934 respectively.

For the nine months ended September 30, 1997 and 1996, the weighted average number of shares outstanding were 7,916,227 and 7,883,934, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     During the nine months ended September 30, 1997, the ratio of current assets to current liabilities decreased from 1.85 at December 31, 1996 to
1.57. Working capital decreased from $4,261,104 to $4,215,458. Net receivables increased due to revenues recognized in September that were collected in October and due to slower payments by some customers. Inventories increased as the Company acquired more inventories for its instrumentation program and increased safety stocks in its European operations. The increased receivables and inventories were financed primarily through increased accounts payable, increased borrowings on a line of credit and a decrease in income tax refund receivable. Accrued expenses increased due to the accrual of merger costs incurred in consolidating the Company's European operations with Fresenius Diagnostics.

     At September 30, 1997, the Company had approximately $400,000 available under lines of credit with its banks and had commitments totalling approximately $200,000 for the purchase of capital assets for which borrowing commitments have been secured. The Company has obtained a
1.7 million DM (approximately $950,000) credit facility from Fresenius AG, its majority owner. To the extent that working capital needs cannot be financed through internally generated funds and exceed the credit facility with Fresenius AG, the Company believes that additional debt, equity and lease financing can be obtained.

Results of Operations

     Sales for the third quarter of 1997 of $5,071,732 were 16% lower than sales in the third quarter of 1996 of $6,063,527. For the first nine months of 1997, sales of $16,296,732 were $2,315,687 or 12% lower than 1996 sales of $18,612,419. Sales of the Company's United States' operations were comparable to the prior year. Increased sales of the Company's Bioresearch operations and the Company's ELISA product line, were offset by lower sales of instrumentation and proficiency testing products to the

College of American Pathologists. For the nine months ended September 30, 1997, sales of the Company's European operations, including the operations acquired from Fresenius AG, decreased $2,063,533 or 23%. Approximately $1,180,000 or 57% of the sales decrease was caused by the strength of the United States dollar which appreciated 15% against the Belgian Franc and German Mark in the first nine months of 1997. The remaining decrease is due to decreased sales in 1997 of the Company's blood grouping products acquired from Fresenius, the loss of a significant distributed product line in 1996 and the loss of customers due to production problems encountered in 1996. Except for the impact of the changes in foreign currency exchange rates discussed above, changes in sales are principally due to changes in sales volume. There have been no significant changes in sales prices.

     Gross profit as a percentage of sales increased to 62% in the third quarter of 1997 compared to 46% in the third quarter of 1996. For the first nine months of 1997, gross profit was 61% compared to 53% during the first nine months of 1996. The increase in the gross profit percentage is due to product sales mix and manufacturing efficiencies.

     Selling, general and administrative costs and research and development costs were comparable with the prior year.

     During the quarter ended September 30, 1997, the Company expensed $1,226,519 of costs incurred in the acquisition of Fresenius Diagnostics. Of that amount, approximately $630,000 represented legal, accounting, investment banking and other costs incurred in investigating, negotiating and closing the merger. An additional $595,000 expense has been accrued for the cost of moving administrative and logistics functions from Belgium to Germany, including severance costs for eight terminated employees in Belgium as well as the rental expense for the Belgium facility that is being rented under a lease that canOt be cancelled.

     Interest expense increased during the three months and the six months ended June 30, 1997 due to increased usage of debt financing. Other income increased due to greater interest earned on sales type lease receivables and lower currency translation losses.

     There were no other material changes in the Company's operations during the third quarter or first nine months of 1997.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     On August 11, 1997, the Company held its annual shareholder's meeting to elect the members of its Board of Directors, to ratify the Company's selection of KPMG Peat Marwick as its auditor and to ratify the acquisition of certain assets of the Fresenius Diagnostics Business Unit of the Intensive Care and Diagnostics Division of Fresenius AG, the majority shareholder of the Company. The results of the voting were as follows:

                                             Vote       Vote    Vote Withheld/
                                              For      Against     Abstain

Election of Board Members:

     Dr. Myron Wentz                       4,640,203               140,349
     Mr. Rainer Baule                      4,773,219                 7,333
     Dr. Matthias Schmidt                  4,777,719                 2,833
     Dr. Ulrich Wagner                     4,747,953                32,599
     Anne-Marie Ricart                     4,637,203               143,349
     Peter Gladkin                         4,776,129                 4,333
     Dr. George R. Evanega                 4,777,719                 2,833

Ratification of KPMG Peat
   Marwick as auditor                      4,772,799      6,800        953

Ratification of acquistion of certain
   assets from Fresenius AG                4,265,283     18,125    497,194

     Under the terms of the agreement to purchase the assets from Fresenius AG, approval of the non-Fresenius shareholders voting at the annual meeting was required to be obtained. Without including the shares of Fresenius voted at the Annual Meeting, there were 654,565 shares voted for the proposal, 18,125 shares were voted against the proposal, 1,399 shares abstained from voting and there were 495,795 OBroker No-VotesO.

     No other material matter occurred during the quarter ended September 30, 1997 that requires disclosure as Part II of the Quarterly Report on Form 10Q.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gull Laboratories, Inc.

Date      11-14-97                         /s/ Michael B. Malan
     -----------------------              --------------------------
                                          Michael B. Malan, CPA
                                          Secretary/Treasurer and
                                          V.P. of Finance (Duly authorized
                                          officer and principal financial
                                          officer)