Form 10-K
period 1997-12-31
GULL LABORATORIES INC /UT/
filed 1998-04-14
CIK 832404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended December 31, 1997. or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to ___________.

                         Commission File Number 0-16864

                             GULL LABORATORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        UTAH                                           87-0404754
(State of Incorporation)                    (IRS Employer Identification Number)

1011 E. Murray Holladay Road
Salt Lake City, UT                                                       84117
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

     Indicate by check/mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     Indicate by check/mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 26, 1998 was $22,456,086 based upon the closing price on such date.

         The number of shares of common stock outstanding as of March 26, 1998 was 7,940,359.

                    Documents Incorporated by reference: None

                                     PART I
                         ITEM 1: DESCRIPTION OF BUSINESS
                              BUSINESS DEVELOPMENT

Diagnostic Products

                  Gull Laboratories, Inc. (the "Company") started doing business in 1974. It develops, manufactures and markets diagnostic test kits and materials designed to detect past or present infection caused by certain microbial agents such as viruses, bacteria, and protozoa and to detect certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay (IFA), enzyme-linked immunosorbent assay (ELISA), immunodiffusion and Western Blot. The Company also sells Bloodgrouping and HLA tissue typing reagents in the European market. The Company's products are used by private laboratories and hospital clinical laboratories worldwide.

                  In August 1997, the Company acquired certain of the net assets of the Diagnostics Business Unit ("Fresenius Diagnostics"), part of the Intensive Care and Diagnostics Division of Fresenius AG the majority shareholder of the Company, in exchange for 1,320,000 shares of the Company's common stock. Prior to the acquisition, Fresenius Diagnostics was the Company's largest distributor. The acquisition has enabled the Company to better coordinate and centralize its marketing efforts in Europe and to realize cost savings through the elimination of overlapping functions that existed between Fresenius Diagnostics and the Company's European operations, previously located in Belgium. The cost savings realized in 1997 were offset by merger and integration costs. See "Management's Discussion and Analysis."

                  The Company has direct sales forces in the United States, Germany, Belgium, France and the Netherlands to sell its diagnostic products. In other areas throughout the world, the Company uses a network of distributors and OEM relationships to market its products.

                  The Company uses a systems approach to market its diagnostic products, coupling diagnostic reagents with instrumentation obtained from laboratory equipment manufacturers. A private or hospital clinical laboratory is able to gain operating efficiencies by automating its test methods and the Company is able to secure a long-term commitment for the sale of its products. The Company's instrumentation offerings address the needs of the small to high volume laboratory testing market.

                  In March 1996, the Company announced that it was developing a new diagnostic test system, called GeneSTAR(TM), that uses DNA based technology. The GeneSTAR technology is expected to be able to detect five separate genetic targets simultaneously without favoring any individual target and also confirm performance with a genetic internal control. Current commercially available products have only been able to detect up to two targets. The GeneSTAR technology also provides more rapid sample processing and can easily be adapted to instrumentation already in use in many private and hospital clinical laboratories. The Company has obtained six patents on its GeneSTAR technology and expects to receive additional patent protection in the future.

                  The Company expects to launch the first GeneSTAR product in Europe and to begin clinical trials in the United States in 1998.

                  GeneSTAR is designed to detect infectious agents in a wide range of specimens, including serum, whole blood, sputum, bronchial lavage, tissue culture, fecal samples, and cerebral spinal fluid. The initial application of the technology will focus on the detection of E. coli 0157;H7, enterohemmoragic bacteria and other gastrointestinal pathogens in fecal samples which are extremely difficult to isolate and assay and contain large amounts of interfering substances. Additional applications are planned for respiratory infections and systemic blood infections.

Bioreagents

                  Through its wholly owned subsidiary, Biodesign, Inc. ("Biodesign"), which the Company acquired in 1993, the Company also distributes, manufactures and sells bioreagents and other related products to both the industrial and scientific communities throughout the world. Biodesign has its own direct sales force for sales to key customers in the United States but principally uses telemarketing and direct mailings to market its products worldwide. Biodesign also provides certain key raw materials for use in the Company's products.

College of American Pathologists

                  The Company also supplies proficiency challenge materials to the College of American Pathologists ("CAP") which provides the principal proficiency and accreditation service for U.S. clinical laboratories. Sales to CAP in 1997, 1996 and 1995 were $2,377,054, $2,776,045 and $2,718,761or 11%,
11%, and 10% of the Company's sales, respectively. The benefits of the CAP contracts go beyond increased direct sales. The Company's management believes that the Company's reputation for high quality products is enhanced in clinical laboratories which participate in CAP proficiency testing programs. As such, the Company will devote significant resources to recapturing CAP sales lost in 1997 and to securing additional commitments to supply materials for future CAP surveys as well as other contract manufacturing business.

Other

                  A controlling interest in the Company is held by Fresenius AG, a multinational manufacturer and distributor of pharmaceutical, diagnostic and medical systems products. Fresenius AG also owns a majority of the voting shares of Fresenius Medical Care AG, the world's largest fully integrated dialysis products and services company.

                  In October 1997, Fresenius AG announced that it has engaged an investment banker to evaluate various partnering alternatives for the Company. These alternatives could involve the sale of Fresenius AG's ownership interest in Gull. The Company has made several presentations to interested parties but no transactions have been completed to date.

                  As a result of the large loss incurred in 1997 with the related decrease in liquidity discussed in Item 7, the Gull Board of Directors has expanded the role of its Executive Committee to assist Gull management in reorganizing the Company's operations to focus on major problems. The Board has also appointed Silke Humberg, Ph.D. as Interim President and Chief Executive Officer to replace George Evanega Ph.D. who has resigned effective April 6, 1998. Dr. Humberg has been a Senior Vice President of International Business Development for the I+H Division of Fresenius AG.

                 The geographic distribution of the Company's sales is as follows:


                                 Year Ended December 31,
---------------------            ----------------------
     Area
                                     1997   1996   1995
---------------------            ----------------------

  United States                      45%    37%    32%

  Europe                             44%    52%    57%

  Pacific Rim                         5%     5%     5%

  Other                               6%     6%     6%

  Total                             100%   100%   100%

---------------------            ----------------------


                  No customer or distributor other than CAP accounted for more than 10% of the Company's consolidated sales during any period.

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

                  In response to worldwide healthcare cost containment pressures, there has been a trend toward the consolidation of suppliers and customers within the diagnostics industry. Hospitals are also forming buying groups to take advantage of volume purchase discounts. These trends could lead to a few large companies supplying the majority of the diagnostics market to a small number of large private laboratories, buying groups and hospital clinical laboratories, with many smaller niche companies supplying the remaining needs of the market. Management believes that the future success of the Company will be contingent upon its ability to identify and exploit such market niches and new product opportunities, to continue supplying high quality, cost effective solutions to its customer's needs, and to strengthen its worldwide distribution network.

                  Newly designed diagnostic methods and product innovations are important potential sources of change in market share in the biomedical industry. Competing companies with greater resources can be expected to spend substantially greater amounts than the Company on research and development activities and on marketing their products. The Company believes, however, that it currently possesses sufficient capabilities, through the development and rapid market introduction of innovative new products, to maintain or improve its market position.

                  The Company's competitors are also responding to healthcare cost containment pressures by moving their product lines rapidly toward automation which is less labor intensive. Many of these companies were already offering instrumentation to customers when the Company entered that area of the diagnostics market at the end of 1993. The Company believes, however, that by automating its high quality diagnostic tests with instrumentation obtained through alliances with OEM manufacturers it will be able to expand its market position.

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

                             TRADEMARKS AND PATENTS

                  The Company relies upon its technical expertise and trade secrets to maintain its position in the industry and uses its best efforts, where appropriate, to obtain patents on new processes and techniques as they are developed. The Company has been granted six patents on its GeneSTAR technology and has filed for several additional patents and trademarks.

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

Good Manufacturing Practices

     In the United States, the Company must operate its manufacturing operations in conformity with Good Manufacturing Practices ("GMP")/Quality System Regulation ("QSR") as prescribed in the U.S. Code of Federal Regulations ("CFR") governing the manufacture of medical devices. The Company's facilities and its operations are subject to inspection by the FDA. The Company believes that it is in conformity with all such regulations.

     Comparable to the GMP/QSR requirements are customer mandated standards referred to as ISO9001/EN29001 under which the Company is seeking certification. Additionally, the member nations of the European Community are in the process of implementing an In Vitro Diagnostic ("IVD") Directive which is anticipated to be in effect by the year 2000 and will complement existing EN29001/EN46001 Standards. The Company will also be required to conform to these standards and the IVD Directive in order to market products sold in the European Community. These regulatory requirements are not expected to be any more stringent than the requirements of the FDA GMP/QSR.

Healthcare Cost Containment

                  Governments and other third party payers of healthcare costs worldwide are examining methods to control the rising costs of providing healthcare. Decreasing or eliminating reimbursements for costs that are determined to be discretionary or non-essential is one method that is being discussed or has already been implemented. Regulations and market trends such as the above could affect the Company's ability to sell its products and, to the extent that the Company is unable to effect commensurate cost reductions, could decrease the Company's profitability.

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

                            RESEARCH AND DEVELOPMENT

                  The Company has ongoing research and product development programs in the area of medical diagnostics, focusing primarily on methods that clinical laboratories use to detect the body's immune response to specific disease agents and autoimmune disorders. The Company's new GeneSTAR technology also uses DNA based methods to directly detect specific infectious agents of numerous other diseases.

                  During 1997, the Company continued its research and development focus on developing tests which use ELISA methods. Several other tests for the detection of infectious disease agents are currently under consideration for development. Additionally, tests for the detection of noninfectious diseases with new methodologies are being explored.

                  For the years ended December 31, 1997, 1996, and 1995, the Company expended approximately $ 1,553,119, $ 1,512,915 and $1,078,387, respectively, for research and development. This represented approximately 7% of sales in 1997, 6% of sales in 1996, and 4% in 1995. In 1995, the Company had discontinued research and development in Europe and was increasing its investment in research and development in the United States. Management anticipates research and development expenditures will remain constant or increase slightly as a percentage of sales in 1998.


                                    EMPLOYEES


                  At December 31, 1997, the Company had 179 employees of which 14 were part time. As part of the acquisition of Fresenius Diagnostics, the Company agreed to participate in the Chemical Industry Employers Association in Germany and is bound by an industry wide employment agreement negotiated with union representatives in that industry. The Company is also a party to additional labor agreements negotiated with the works council in its German manufacturing facility. None of the Company's other employees are unionized.

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

                  Biodesign rents a 4,500 square foot facility that houses administration, distribution and manufacturing facilities in Kennebunk, Maine under a lease that expires in 1998. It is expected that Biodesign will renew its lease for an additional one year period and then move to a larger facility in 1999 to facilitate additional growth.

                  The Company rents its European headquarters facility in Bad Homburg, Germany from Fresenius AG under a three year agreement expiring October 2000. The facility includes approximately 14,000 square feet of administrative, manufacturing and distribution capabilities. It is expected that the facility should be adequate to meet the needs of the European operations for the foreseeable future.

                  The Company also rents approximately 5,800 square feet of a facility in Belgium that houses administration, distribution, and limited manufacturing facilities. With the acquisition of Fresenius Diagnostics, substantially all of the space has been vacated and the Company is looking for a new tenant to assume the lease. The Company also rents a small sales office in France.

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

                   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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


                    ------------------------------------------------------------


                    Prices of Common Stock

                    ------------------------------------------------------------

                                 Quarter Ended                Low         High
                    ---------------------------------- ------------ ------------


                      1996

                           March 31,                      $  3.625    $  5.500

                          June 30,                           4.375       5.500

                          September 30,                      4.125       7.125

                          December 31,                       5.750      12.500

                    ---------------------------------- ------------ ------------



                      1997

                           March 31,                         8.625      11.125

                           June 30,                          9.438      12.000

                           September 30,                     9.375      14.625

                           December 31,                    10.000       12.000

                    ---------------------------------- ------------ ------------

                  Security Holders

             On March 26, 1998 there were approximately 1,050 beneficial owners of the Company's common stock.

                  Dividends

                  No cash dividends have been paid by the Company since its inception. The Company intends to use future earnings to finance additional growth and, therefore, does not anticipate paying dividends in the foreseeable future.

                  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

                  The following table sets forth selected consolidated financial information with respect to the Company for the periods indicated. Information for years prior to 1997 has been restated to include Fresenius Diagnostics because, as a transaction between entities under common control, the acquisition has been accounted for in a manner similar to a pooling-of-interests. This information should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing herein.

--------------------------------------------------------------------------------------------------------------------

Statement of Operations
(000's Omitted)

--------------------------------------------------------------------------------------------------------------------

                                        Year Ended December 31,
                                        ----------------------------------------------------------------------------
                                             1997            1996            1995          1994           1993
--------------------------------------- --------------- --------------- -------------- ------------- ---------------

Sales                                       $21,706         $24,444         $26,261       $23,652        $15,406

Net income (loss)                            (1,815)*          (109)*           459*          266           (401)

Net income (loss) per common share:
     Basic                                    (0.23)          (0.01)           0.06          0.03          (0.06)
     Diluted                                  (0.23)          (0.01)           0.06          0.03          (0.06)

--------------------------------------- --------------- --------------- -------------- ------------- ---------------

*See  "1997  Compared  to 1996"  and  "1996  Compared  to 1995" in  "Results  of
Operations" below. There were no cash dividends declared in the periods presented above.


--------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
(000's Omitted)

--------------------------------------------------------------------------------------------------------------------
                                        Year Ended December 31,
                                        ----------------------------------------------------------------------------
                                             1997            1996            1995          1994           1993
--------------------------------------- --------------- --------------- -------------- ------------- ---------------

Working capital                            $  (156)       $  4,186         $ 2,168       $ 3,612         $ 2,064

Total assets                                15,301          15,290          16,220        13,732          10,446

Long-term portion of debt                      733           3,001             210         2,478           2,347

Stockholders' equity                         4,940           6,728           7,294         6,540           4,493

--------------------------------------- --------------- --------------- -------------- ------------- ---------------

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This Annual Report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, government regulation, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology and other risks detailed in this filing. Although the Company believes it has the necessary product offerings and resources, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's Common Stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial performance.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity decreased in 1997 due to operating losses and the merger and integration costs incurred in connection with the acquisition of Fresenius Diagnostics. These merger and acquisition costs include, in addition to legal and other professional fees, accrued rent on excess office space and accruals for severance costs payable to employees that were terminated in Belgium as part of the integration process.

     As a result of the losses and decrease in liquidity, the Company was not in compliance with certain earnings and leverage covenants associated with its long-term debt and a line of credit with two banks at December 31, 1997. The line of credit is due in May 1998. The banks have waived the non-compliance with these covenants through December 31, 1997 and are currently discussing alternative covenants, although neither bank has given any assurances in this regard. Because the banks have not waived the covenants through January 1, 1999, the long-term debt with the banks has been classified as a current liability.

     For the reasons discussed above, in 1997, working capital decreased by $4,342,221 to a working capital deficit of $156,498, as compared to $4,185,723 in 1996. The Company's current ratio of current assets divided by current liabilities decreased from 1.9 in 1996 to .98 in 1997 and the Company's ratio of total liabilities to equity increased from 1.3 to 1 in 1996 to 2.1 to 1 in 1997.

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

     At December 31,1997, the Company had approximately $900,000 available under lines of credit with its banks and had no commitments to purchase capital assets. The Company believes that cash flow generated from operations and its existing lines of credit and other sources will be sufficient to meet its short-term working capital requirements. Changes have been made in the Company's manufacturing operations and certain management personnel together with the implementation of cost cutting programs, all of which are intended to return the Company to profitability. If the Company is unable to renegotiate its loan covenants and renew its line of credit with the banks or continues to incur losses, it will need to obtain additional financing to fund its operations and instrumentation program. Although the Company does not have any funding commitments and there is no guarantee that it will be able to obtain funding if working capital needs cannot be financed through internally generated funds, the Company is currently exploring various financing alternatives including additional debt, equity and lease financing to meet the Company's long-term financing needs.

                                 YEAR 2000 ISSUE

     The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

                  The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet fully assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

                                 INDUSTRY TRENDS

                  There is an increasing effort by governmental agencies worldwide to control rising healthcare costs. Decreasing or eliminating reimbursements to patients for medical expenses that are determined to be discretionary or non-essential is one of the methods that is being discussed or has already been implemented.
 These efforts are causing the diagnostics market to shift away from the Company's more profitable IFA (Immunofluorescence Assay) products to the less profitable ELISA (Enzyme Linked Immuno-Sorbent Assay) products, which are less expensive for private laboratories and hospital clinical laboratories to perform on a cost per test basis to the customer and can be automated. IFA tests are more profitable because there is less competition in the marketplace and because the manufacturing cost per test is lower for IFA products than for ELISA products. The trend toward consolidation into larger volume laboratories has also increased the level of automation and related volume discounts. This trend, which is likely to continue, is expected to put pressure on the Company to maintain or decrease the prices of many of its existing products. The Company continues to offset these pressures through programs to increase productivity, lower manufacturing costs and expand its distribution network.

                  As mentioned above, the Company assists its customers in automating their operations to gain operating efficiencies by offering laboratory equipment under sales, lease or rental agreements. Under the terms of the lease and rental agreements, the customer commits to purchase a minimum monthly level of product from the Company in exchange for the Company placing the instrument in the laboratory. The customer is charged for the reagents plus a charge for the use of the instrument on a pay-as-you-use basis. This type of program enables the Company to sell to larger clinical and hospital laboratories. However, the program causes downward pressure on gross profit margins on reagent sales due to larger volume purchase discounts. Also, because the Company does not manufacture the instrumentation, the Company realizes a smaller gross profit on the sale of the equipment than on its reagent sales.

                              RESULTS OF OPERATIONS

1997 Compared to 1996

                  In 1997, the Company had a net loss of $1,814,675 compared to a net loss of $109,223 in 1996 including $1,455,298 of nonrecurring costs the Company incurred with the acquisition of Fresenius Diagnostics. Without the acquisition costs, the 1997 loss would have been approximately $616,000.

                  Consolidated sales in 1997 decreased 11% to $21,705,552 compared to $24,443,935 in 1996. Currency translation adjustments caused by the strength of the US dollar versus the major European currencies in 1997 accounted for $1.9 million of the shortfall in revenue compared to 1996. The balance of the sales decrease was due to changes in both volume and average selling prices. Sales of the Company's United States' operations in 1997 were comparable to the sales level in 1996. A 17% increase in Biodesign's sales was offset by decreases in sales to the College of American Pathologists as well as decreases in both reagent and instrumentation sales. In addition to the currency translation adjustments caused by the strength of the US dollar against the major European currencies, sales to unaffiliated customers of the Company's European operations decreased, principally due to the loss of distributed product lines, product shortages and increased competition. European sales were also negatively impacted by decreases in sales of Bloodgrouping and HLA reagent sales.

          The Company's gross profit margin increased from 52% in 1996 to 57% in 1997. The increase in the gross profit margin was a result of automating certain manufacturing processes in the United States, a decrease in the number of manufacturing personnel in Europe and other manufacturing efficiencies. The lower manufacturing costs were partially offset by the continued shift from the Company's IFA products to less profitable ELISA products, penalties for not meeting certain purchase commitments and product quality problems. The product quality problems are expected to also negatively affect the Company's results of operations in the first quarter of 1998.

                  Selling, General and Administrative expenses increased from $10,378,679 or 42% of sales to $10,904,133 or 50% of sales. Biodesign expanded its sales and marketing and regulatory compliance efforts. Greater effort was placed on working with the Company's distributors in 1997 to increase export sales in Europe and the Middle East and the Company incurred significant costs preparing for new product launches anticipated in 1998. Also, the Company incurred higher audit, personnel and recruiting costs in 1997 than in 1996.

                  Research and development costs of $1,553,119 or 7% of sales in1997 were comparable to 1996 expense levels of $1,512,915 or 6% of sales.

1996 Compared to 1995

                  In 1996, the Company had a net loss of $109,223 compared to net income of $458,687 in 1995. In 1995, the Company had nonrecurring income of approximately $520,000 resulting from the sale of its European Operations' headquarters. This gain was recorded as "Other Income." Without this one time gain, the Company would have lost approximately $61,000 in 1995. There were no such items in 1996.

                  Consolidated sales in 1996 decreased 7% to $24,443,935 compared to $26,261,130 in 1995. The sales decrease was due to changes in volume rather than changes in prices. Sales of the United States' operations in 1996 were comparable to the sales level in 1995. A 26% increase in Biodesign's sales and a 12% increase in instrumentation and domestic ELISA reagent sales were offset by decreases in worldwide IFA reagent sales and export ELISA sales. Sales to unaffiliated customers of the Company's European Operations decreased, principally due to the loss of significant distributed product lines, product shortages, and increased competition. The loss of distributed product lines resulted in a sales decrease of approximately $190,000 in 1996 as compared to 1995. The Company found a replacement vendor for some of the products but the vendor was not able to adequately supply products to meet the Company's needs. Product shortages also occurred when the Company contracted with an outside vendor for the production of a product that it had previously manufactured in Europe. The technology transfer process took longer than anticipated and the Company was placed in a back order position for approximately seven months. Sales in Germany were also affected as customers switched from the Company's IFA products to other Companies' ELISA products.

     The Company's gross profit margin decreased from 55% in 1995 to 52% in 1996. The decrease in the gross profit margin, caused by the continued shift from the Company's IFA products to less profitable ELISA products was partially offset by manufacturing efficiencies and lower inventory write offs. In 1995, the Company wrote off approximately $200,000 of excess and obsolete inventories in its European operations due to the discontinuation of its internally developed autoimmune product line and shortfalls in forecasted product demand.

                  Selling, General and Administrative expenses of $10,378,679 or 42% of sales in 1996 were comparable on a percentage basis with the 1995 cost level of $11,339,139 or 43% of sales.

                  Research and development costs increased from $1,078,387 or 4% of sales in1995 to $1,512,915 or 6% of sales in 1996. The Company shifted substantially all of its research and development efforts to the United States in 1995, causing a decrease in research and development costs both in absolute dollar terms as well as on a percentage of sales basis. Expenditures for research and development increased substantially in 1996 as the Company increased its efforts to identify and develop technologies, such as GeneSTAR, HSV Type Specific and autoimmune products that will give it a sustainable competitive advantage in the future.

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

                                    PART III

                ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT
Certain information concerning the members of the Board of Directors is set forth below:

                   ----------------------------- ---------- ------------------------------ ----------------
                                                                                           Has Served
                                                                                           as Director
                   Name of Director              Age        Company Position Held          Since
                   ----------------------------- ---------- ------------------------------ ----------------

                    Myron W. Wentz                   57       Director                          1974
                                                              Chairman of the Board

                    Rainer Baule                     49       Director                          1997

                    Anne-Marie Ricart                56       Director                          1993

                    Silke Humberg (1)                37       Director                          1998

                    Ulrich Wagner                    54       Director                          1994

                    Peter Gladkin                    50       Director                          1995

                    George R. Evanega (1)            62       Director                          1995
                                                              Chief Executive Officer
                                                              President

                   ----------------------------- ---------- ------------------------------ ----------------

                   (1) See "Directors" below

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

                  (b) form, join or in any way participate in a "group" within the meaning of ss. 13(d)(3) of the Securities Exchange Act with respect to the voting securities of the Company;

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


Directors


Myron W. Wentz
     Myron W. Wentz, Ph.D., has been Chairman and a Director of the Company since 1974, and continues to serve in those positions. Until 1992, Dr. Wentz was President of the Company. He developed the IFA products currently being manufactured and marketed by the Company. From 1969 to 1973, Dr. Wentz served as Director of Microbiology for three hospitals in Illinois. Dr. Wentz received a Ph.D. in microbiology, with a specialty in immunology from the University of Utah, a M.S. degree in microbiology from the University of North Dakota and a B.S. degree in biology from North Central College. Dr. Wentz is also Chairman and President of USANA, Inc., a publicly-traded company that manufactures and distributes nutritional and personal care products.

Rainer Baule
     Rainer Baule became a director of the Company in 1997. He has been a member of the Management Board and President of the I+H Division of Fresenius AG since June 1, 1997. Mr. Baule was Managing Director and Chairman of the Board of Directors of Professor Dr. Berthold GmbH & Co. KG from 1996 until 1997. From 1979 to 1996, Mr. Baule gained a broad range of senior management experience in several functions with Carl Zeiss, Oberkochen, Germany. Mr. Baule received a degree in business administration and mechanical engineering from the Technische Hochschule Darmstadt, Germany.

Anne-Marie
     Ricart  Anne-Marie  Ricart  became a Director of the Company in June
     1993. Ms. Ricart founded Biolab SA, a subsidiary of the Company now known as Gull Laboratories SA, with Dr. J. A. Engels in 1971, and still serves as a Director of Gull Laboratories SA. Previously, Ms. Ricart co-owned and was Administrateur-Delegue of a private endocrinology laboratory and held laboratory positions in Belgium and Salt Lake City, Utah. She studied chemistry for two years at the Institute Meurice in Belgium.

Silke Humberg
     Dr.  Silke  Humberg  was  elected to the Board in March  1998.  Dr.
     Humberg is currently a Senior Vice President of International Business Development for the I+H Division of Fresenius AG. Prior to that, she worked for Fresenius Diagnostics doing technical support, project management and international marketing. Her most recent assignment was as the Executive Vice President of Fresenius Diagnostics where she served from 1995 until 1997. Dr. Humberg earned a degree in nutritional chemistry and a Ph.D. in biochemistry from the University of Hamburg in Germany. Effective April 6, 1998, Dr. Humberg has been appointed Interim President and Chief Executive Officer of the Company.

Ulrich Wagner
     Dr. Ulrich  Wagner has been a director of the Company since 1994.
     He has been a partner of O'Melveny & Myers LLP, a law firm which represents Fresenius AG, since 1982. He served as a director of Fresenius USA, Inc., formerly a subsidiary of Fresenius AG and currently a subsidiary of Fresenius Medical Care AG from October 1987 through October 1989 and from March 1992 until September 1996. Dr. Wagner received his J.D. degree at the University of Frankfurt (Germany) and holds L.L.M. and J.D. degrees from the University of California at Berkeley.

Peter Gladkin
     Peter Gladkin was elected to the Board in 1995. For the past three years, Mr. Gladkin was the President and Chief Operating Officer of Health Data Sciences Corporation ("HDS"). Prior to joining HDS, he gained a broad range of senior management experience in twenty-three years at Hewlett Packard Company's domestic and European operations. Mr. Gladkin's most recent position at Hewlett Packard was General Manager of the Healthcare Information Systems unit. He obtained B.S. degrees in chemistry and physics from the University of Illinois and an M.B.A. degree from the Northwestern Graduate School of Business.

George R.  Evanega
     George R.  Evanega,  Ph.D.  was  appointed  Chief  Executive
     Officer, President and a Director of Gull in October 1995. He came to Gull from Oncor, Inc., where he had served since 1991 as President, Chief Operating Officer and Director. He was also President of Oncor Image Instruments from 1993 until October 1995. Previously Dr. Evanega was Corporate Vice President and Chief Administrative Officer and Director with Miles, Inc. He earned a B.S. degree in chemical engineering from Lehigh University, and M.S. and Ph.D. degrees in organic chemistry from Yale University. Dr. Evanega's experience in the biomedical industry includes positions as Vice President of research, marketing and sales, as well as a broad range of management positions with Boehringer Mannheim, Pfizer Pharmaceutical and Union Carbide. Effective April 6, 1998, Dr. Evanega has resigned his position with the Company.

                  The Company has adopted a policy of paying outside Board members compensation of $8,000 per year for service as a Board member. Total Board compensation for 1997 was $40,000.

Executive Officers

                  The executive officers of the Company are as follows:

               ------------------------- ---------- ---------------------------
                 Name                      Age       Position with the Company
               ------------------------- ---------- ---------------------------

                Myron W. Wentz             57         Chairman of the
                                                      Board of Directors

                George R.                  62         Chief Executive Officer
                Evanega                               and President

                Fred Rachford              56         Senior Vice President
                                                      Regulatory Affairs/Quality
                                                      Assurance

                Linxian Wu, Ph.D.          43         Executive Vice President
                                                      Chief Technology Officer

                Michael B. Malan           41         Secretary/Treasurer
                                                      Chief Financial Officer


                John Turner                51         European General
                                                      Manager and Vice
                                                      President

                Andrew Taylor              55         Vice President
                                                      Sales and Marketing

                Holly Scribner             41          President Biodesign, Inc.
                                                       Vice President
               ------------------------- ---------- ---------------------------

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

                  Linxian Wu, Ph.D.

     Dr. Wu obtained his Ph.D. degree in microbiology and infectious disease from the University of Alberta, Edmonton, Canada, and his B.S. degree in microbiology from Amoy University, China. He served in several scientific posts for the governments of China and the United States and performed post-doctoral work in molecular virology at the Medical College of Pennsylvania. He joined Gen Trak, Inc. in March 1992, as Senior Scientist and subsequently was named Director of Research and Development. Dr. Wu joined the Company in May 1994. In March 1998, he was promoted to Executive Vice President and Chief Technology Officer, overseeing production as well as research and development for the Company.

                  Michael B. Malan

     Michael B. Malan, M.B.A., C.P.A., joined the Company as its Director of Finance in January 1992 and became its Secretary and Treasurer in February 1992. From 1988 to 1991, Mr. Malan was the Chief Financial Officer of Professional Lithographers, Inc. in Provo, Utah. From 1981 to 1988, Mr. Malan was employed with a national accounting firm. Mr. Malan received an M.B.A. and B.A. degrees in accounting and finance from the University of Utah.

                                      -18

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

                  Andrew Taylor

     Mr. Taylor joined the Company in 1993. From 1986 to 1993, he was Vice President of Marketing and Sales for Mountain Medical, Inc. He has twenty-six years of experience in medical products sales and marketing, holding executive and management positions with such companies as Mountain Medical, Becton Dickinson Immunodiagnostics, United States Surgical, and Pfizer Diagnostics. Mr. Taylor received a B.S. degree in science education from East Carolina University.

                  Holly Scribner

     Ms. Scribner founded Biodesign and has been President and a Director of Biodesign since its inception in 1987. In 1997, she was also made a Vice President of Gull. The Company acquired Biodesign in February 1993. Ms. Scribner is responsible for the management and daily operations of that company. From 1979 to 1986, she was employed by Ventrex Laboratories (Hycor) in various marketing and scientific management positions in relation to diagnostics and biotechnology products. She received her B.S. degree (cum laude) in biological sciences from the University of Maine. Ms. Scribner also serves as an advisory board member for the Center for Innovation in Biomedical Technology, established by the State of Maine to promote the biomedical industry.

ITEM 11:  EXECUTIVE COMPENSATION

                  The following table sets forth the compensation of the Company's chief executive officer for the periods indicated and other "Named Executive Officers" of the Company who received total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997.

--------------------------------------------------------------------------------------------------------------------

Summary Compensation

--------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                    Awards                 Payouts
------------------------------------------- ----------------------------------- ----------------------- ------------

                                                          Other
                                                         Annual    Restricted    Securities               All Other
Name/                                                    Compen-      Stock      Underlying      LTIP      Compen-
Principal Position     Year       Salary       Bonus     sation     Award(s)    Options (#)    Payouts    sation
--------------------- -------- ------------ ---------- ----------- ------------ ------------- --------- ------------


George Evanega (7)    1997     $180,000     $  -0-                                    -0-               $  9,000(2)
CEO/President
                      1996     $180,000     $  -0-                                    -0-               $  9,000(2)

                      1995     $ 29,187     $50,000                               200,000               $ 50,000(3)


Ernest Sumsion (6)    1997     $121,000     $  -0-                                  -0-                 $  6,000(2)
Senior Vice
President             1996     $ 92,035     $ 8,250                                30,000               $  6,000(2)
                                                                                                        ---------
                      1995     $ 85,604     $  -0-                                  -0-


Linxian Wu            1997     $116,971     $  -0-                                  30,000              $  6,000(2)
Executive Vice
President/ Chief      1996     $ 85,243     $11,100                                 30,000              $  6,000(2)
Technology Vice
President             1995     $ 72,566     $  -0-                                  -0-                 _________



John Turner(1)        1997     $121,000(4)  $  -0-                                  50,000              $42,000(5)
European General
Manager/Vice          1996     __________   ________                            __________              _________
President
                      1995     __________   ________                            __________              _________

Andrew Taylor
Vice President        1997     $106,288     $  -0-                                  -0-                 $  7,000(2)
Sales/Marketing
                      1996     $107,977     $ 4,750                                 -0-                 $  7,000(2)

                      1995     $104,446     $ 5,000                                 -0-                 $  7,000(2)

--------------------- -------- ------------ ---------- ----------- ------------ ------------- --------- ------------

(1) Mr. Turner joined the Company in January 1997.
(2) Represents an amount paid as a car allowance.
(3) Amount represents allowance for relocation costs of which $5,266 was paid in
    1995 and $44,734   was paid in 1996.
(4) Based on 6 French Francs equals $1 (average exchange rate for the year).
(5) Represents contribution to a pension plan, temporary housing allowance and dependent education costs. Mr. Turner is also provided with the use of a Company car.
(6) Mr. Sumsion's employment was terminated in March 1998.
(7) Dr. Evanega's employment has been terminated effective April 6, 1998.


The following options were granted to then Named Executive Officers in the fiscal year ended December 31, 1997:

---------------------------------------------------------------------------------------------------------------------

Option Grants in the Last Fiscal Year

---------------------------------------------------------------------------------------------------------------------
                                                                                     Potential Realizeable Value at
                                                                                      Assumed Annual Rates of Stock
                                                                                      Price Appreciation for Option
                                                                                                  Term
----------------- ---------------- --------------- ---------------- ---------------- --------------- ----------------

                     Number of
                    Securities       % of Total
                    Underlying        Options
                      Options        Granted to
                      Granted       Employees in   Exercise Price   Expiration Date        5%              10%
      Name              (#)         Fiscal Year        ($/Sh)                             ($)              ($)
----------------- ---------------- --------------- ---------------- ---------------- --------------- ----------------

Linxian Wu            30,000           31.5%           $10.00          8/12/2007        $188,668        $478,123

John Turner           50,000           18.9%           $10.00          8/12/2007        $314,447        $796,872

----------------- ---------------- --------------- ---------------- ---------------- --------------- ----------------

                  The following table presents information concerning stock options exercised during1997 and the value of unexercised stock options held by the Named Executive Officers at December 31, 1997.


--------------------------------------------------------------------------------



Option Exercises in Last Fiscal Year and



Value of Stock Options at December 31, 1997


--------------------------------------------------------------------------------------------------------------------
                                                                 Number of Securities       Value of Unexercised
                                                                      Underlying                in-the-Money
                                                                  Unexercised Options            Options at
                                                                 at December 31, 1997      December  31, 1997 ($)
                                    Shares
                                Acquired on ExerciseValue            Exercisable/
                                (#)             Realized ($)         Unexercisable              Exercisable/
             Name                                                                              Unexercisable
------------------------------- -------------- --------------- ------------------------- ---------------------------

George R. Evanega                    -0-            $-0-           150,000/50,000            $918,750/$306,250

Ernie Sumsion                       7,600         $29,251           29,900/22,500            $159,800/$135,000

Linxian Wu                          2,075         $11,782           12,925/57,925             $74,319/$105,000

John Turner                          -0-            $-0-             -0- /50,000                $-0-/$31,250

Andrew Taylor                      18,750         $105,046            7,500/-0-                $121,875/$-0-

------------------------------- -------------- --------------- ------------------------- ---------------------------

Options awarded to Dr. Evanega has been accelerated because the average daily closing price of the Company's common stock exceeded certain levels for a consecutive thirty calendar day period as provided in his employment agreement with the Company.

All stock options held by the Named Executive Officers at December 31, 1997 were "in-the-money."

     The Company had an employment agreement with Dr. George Evanega, its President and Chief Executive Officer and a member of its Board of Directors. Gull's Board of Directors has accepted Dr. Evanega's resignation effective April 6, 1998. Under the terms of the agreement, Dr. Evanega was paid an annual salary of $180,000, with potential cost-of-living adjustments, and, commencing with the Company's 1996 fiscal year, was eligible to receive an annual "targeted" performance bonus of up to $50,000. The performance bonus was contingent upon the achievement of a level of "Net Earnings Before Income Taxes" that was agreed upon by the Company's Board of Directors for the fiscal year. The performance bonus could range from nothing to $50,000 plus $1,000 for every 1% that the Company's "Net Earnings Before Income Taxes" exceeds the agreed upon target. Dr. Evanega did not receive a bonus in 1996 or 1997 because the Company did not meet its projected target of "Net Earnings Before Income Taxes." Dr. Evanega also receives a monthly car allowance of $750.

     Gull's Board of Directors has make a proposal for a severance arrangement to Dr. Evanega pursuant to his employment agreement. The proposal includes payment of one year's salary plus continued participation in the Company's insurance benefit plans in accordance with his employment agreement. The Company is awaiting Dr. Evanega's response to its proposal.

     The Company also had an employment agreement with Ernest Sumsion, Senior Vice President until March 8, 1998, when Mr. Sumsion's employment was terminated. Under the terms of his agreement, Mr. Sumsion was paid an annual salary of $120,000 per year, was eligible to receive a $40,000 bonus for "targeted" performance, and received an annual car allowance of $6,000. Mr. Sumsion was also granted an option to purchase 30,000 shares of the Company's stock, with vesting to occur at the rate of 25% per year for the four years following the grant of the option.

     Mr. Sumsion's agreement also provided that, under certain circumstances, upon termination of his employment, the Company would pay Mr. Sumsion nine months severance pay, extendable at the option of the Company's Chief Executive Officer for an additional three months if Mr. Sumsion had not obtained employment during the nine-month period. In connection with the termination of Mr. Sumsion's employment, and without acknowledging an obligation to make any severance payments to him, the Company proposed severance arrangements to Mr. Sumsion that include nine minths salary from March 9, 1998 and continued payment of monthly premiums for Mr. Sumsion and his family under the Company's group medical plan. Such salary payments would be reduced by compensation received from another employer during the nine-month period, and terminated if Mr. Sumsion obtains employment with substantially comparable responsibilities and compensation during such period. Any unvested stock options held by Mr. Sumsion at March 9 would terminate. The Company is awaiting Mr. Sumsion's response to its proposal.

                 The Company has also agreed to terms of a severance arrangement with Michael B. Malan, its Secretary/Treasurer. If Mr. Malan's employment is terminated, he will be entitled to receive severance payments for nine months. The Company's Chief Executive Officer has the discretion to extend the severance payments for an additional three months if Mr. Malan has not found employment during the nine month period.

     The Company also has an employment agreement with John Turner, its European General Manager. Under the terms of the agreement, Mr. Turner is paid an annual salary of 725,000 French Francs (approximately $121,000 at 6 French francs to the US Dollar which is the average exchange rate for the year) plus a housing allowance, a pension plan contribution and a dependent educational allowance. Mr. Turner also received a stock option grant in 1997 to purchase 50,000 shares of the Company's common stock at $10.00 per share.

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

Compensation Committee Interlocks and Insider Participation

     Dr. Wentz, a former President and Chief Executive Officer of the Company, is a member of the Company's Compensation Committee. Mr. Baule, who was a member of the Compensation Committee during 1997, is a member of the Managing Board of Fresenius AG. Dr. Schmidt, who was a member of the Compensation Committee through August 1997, is currently a member of the Fresenius AG Managing Board. Dr. Schmidt resigned from the Board in March 1998. See "Certain Relationships and Related Transactions."

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

                  As of the close of business on March 26 , 1998, the Company has issued and outstanding 7,940,359 shares of common stock, par value $.001 per share. Each share is entitled to one vote on matters brought before the shareholders of the Company. Shareholders are not allowed to cumulate their shares in voting for directors.

                  The following table sets forth, as of March 26, 1998, the name and share holdings of any person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the name and share holdings of each current director of the Company and each Named Executive Officer, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------
                                      Amount and Nature of          Percentage
         Name/Address              Beneficial Ownership (1,2)      of Class (2)
---------------------------------- ---------------------------- ----------------

Principal Shareholders:
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany                4,930,693(4)                  62%

   Anne-Marie Ricart
   La Grande Buissiere 25
   1380 Ohain
   Belgium                                   847,755                     11%

---------------------------------- ---------------------------- ----------------

Officers and Directors:

   Myron W. Wentz
   Director/Chairman
   c/o Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117                   10,000(4)                   *

   Rainer Baule
   Director
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany                     -0-                       *

   Silke Humberg
   Director
   Fresenius AG
   Borkenberg 14
   61440 Oberursel, Germany                     -0-                       *

---------------------------------- ---------------------------- ----------------

--------------------------------------------------------------------------------
                                      Amount and Nature of          Percentage
         Name/Address              Beneficial Ownership (1,2)      of Class (2)
---------------------------------- ---------------------------- ----------------


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

   George R. Evanega
   President/CEO/Director
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117                   150,000(5)                  2%

   Linxian Wu
   Chief Technical Officer
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117                    13,210(6)                  *

   John Turner
   European General Manager/VP
   Gull laboratories GmbH
   Daimlerstr. 22
   D-61352 Bad Homburg v.d.H
   Germany                                         -0-                    *

   Andrew Taylor
   Vice President-Sales/Marketing
   Gull Laboratories, Inc.
   1011 East Murray Holladay Road
   Salt Lake City, UT 84117                     6,250(7)                  *

---------------------------------- ---------------------------- ----------------
All officers and directors as a group
(14 persons) (8)                            1,240,854                     15%
---------------------------------- ---------------------------- ----------------
*    Less than 1%.

(1) Except as provided below, each person listed exercises sole voting and investment power over the shares of common stock listed for such person in this table.

(2) Number of shares and percentages include shares issuable upon exercise of all options to purchase common stock exercisable within sixty days of March 26, 1998 held by each listed person. See "Executive Compensation." All percentages have been rounded to the nearest whole percentage point.

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

     The Else Kroner-Fresenius-Stiftung (the "Foundation") has informed Fresenius AG that it owns 55.96% of the Fresenius AG Ordinary Shares. The Foundation serves to promote medical science, primarily in the fields of research and treatment of illnesses, including the development of apparatuses and preparations, e.g. artificial kidneys. The Foundation may promote only those research projects the results of which will be generally accessible to the public. The Foundation further serves to promote the education of physicians or of others concerned with the treatment and care of sick persons, primarily those working in the field of dialysis, as well as to promote the education of particularly gifted pupils and students. The administrative board of the Foundation consists of Mr. Hans Goring, Frankfurt/Main, Professor Dr. Volker Lang, Gauting, Mr. Hans Kroner, and Dr. Karl Schneider. Pursuant to the terms of the will of the late Mrs. Else Kroner, under which the Foundation acquired most of its shares, Mrs. Kroner's executors exercise voting and dispositive power over the shares held by the Foundation. The executors under Mrs. Kroner's will are Mr. Kroner, Dr. Schneider, and Dr. Alfred Stiefenhofer. Mr. Kroner's address is Dipl. Volkswirt Hans Kroner, Postfach 1852, 61288 Bad Homburg v.d.H., Germany. Dr. Schneider's address is Werderstrasse 42, 68165 Mannheim, Germany. Dr. Stiefenhofer's address is Norr, Stiefenhofer & Lutz, Brienner Strasse 28, 80333 Munich, Germany. Mr. Kroner is the Honorary Chairman of the Fresenius AG Supervisory Board. Dr. Schneider is a member of the Fresenius AG Supervisory Board. Dr. Stiefenhofer is Chairman of the
     Fresenius AG Supervisory Board. In addition, on March 28, 1995, AW Beteiligungs-GmbH ("AW") informed Fresenius AG that it owns 9% of the Fresenius AG Ordinary Shares and 15% of the Fresenius AG Preference Shares, and on May 4, 1995 , H.O.F.-Beteiligungs-GmbH ("HOF") informed Fresenius AG that it owns 22.4% of the Fresenius AG Ordinary Shares. According to published reports, HOF is 50% owned by Dresdner Bank AG and 50% owned by the Foundation. Pursuant to a pooling agreement relating to the shares held by the Foundation, AW and HOF, the Foundation has voting power over the shares held by AW and HOF. Accordingly, through (i) their dispositive power over the shares of Fresenius AG held by the Foundation and (ii) their power to direct the vote of the shares held by the Foundation (including the shares subject to the pooling agreement), Dr. Stiefenhofer and Mr. Kroner may be deemed, under the rules of the Securities and Exchange Commission (as distinguished from the German concept of beneficial ownership), to beneficially own 87.36% of the voting shares of Fresenius AG.

(4) Represents 10,000 shares issuable upon exercise of options as described in note (2) above.

(5) Represents 150,000 shares issuable upon exercise of options as described in note (2) above.

(6) Includes 12,915 shares issuable upon exercise of options as described in note (2) above.

(7) Includes 6,250 shares issuable upon exercise of options as described in note (2) above.

(8) Includes all shares subject to exercisable options referred to in note (2) above, and 116,072 additional shares held or subject to options exercisable by officers and directors of the Company not named in the table.

The Company is not aware of any arrangement which may at a subsequent date result in any change of control of the Company other than described in Item 1.


             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Fresenius AG, is the beneficial owner of approximately 62% of Gull's outstanding Common Stock. Mr. Rainer Baule and Dr. Matthias Schmidt, each of whom is or was a director of the Company are members of the Management Board of Fresenius AG. In addition, Dr. Silke Humberg, a director of the Company, is an employee of Fresenius AG. In January 1995, the Company sold all of the intangible assets relating to its German operations to Fresenius AG for approximately $313,500. The intangible assets had no recorded cost on the Company's financial records. The transaction was negotiated between the Company's management and representatives from the I+H Division.

     In August 1997, Gull GmbH, a wholly owned subsidiary of the Company (the "Purchaser") purchased certain assets of the diagnostics business unit (the "Business") of the I+D Division of Fresenius AG, including all fixed assets, all inventory stocks, and all rights belonging to the Business as of the date of the Asset Purchase Agreement ("Assets") as well as certain industrial property rights, intangible objects and rights of usage related thereto. "Assets" did not include receivables, checks, cash or credit balances existing or accrued as of December 31, 1996. The purchase price for the Business was 1,320,000 shares of the Company's Common Stock, subject to adjustment, as described below. The purchase price was paid in shares of the Company Common Stock, with each share having an agreed value of $8.29, which was the average of closing sale prices of a share of the Company Common Stock on the American Stock Exchange for the twenty trading days preceding and the twenty trading days following the first public announcement of the execution of the letter of intent on December 13, 1996. The Company agreed to assume all liabilities pertaining to the operations of the Business after December 31, 1996 (the "Effective Date"). Fresenius AG has entered into certain service contracts with the Purchaser, and leases to the Purchaser certain real property currently occupied by the Business. The Company incurred rent and other costs totaling approximately $965,000 under these service contracts and leases in 1997.

                  As a result of the purchase of the Business, Fresenius AG's beneficial ownership of the Company's Common Stock increased from approximately 55% to approximately 62%. Additionally, the Company has entered into a Registration Rights Agreement pursuant to which Fresenius AG has the right on two separate occasions to require that the Company file a registration statement under the Securities Act of 1933, as amended (the "1933 Act") for the registration of shares of Common Stock issued to Fresenius AG as the consideration for the Business. The Registration Rights Agreement provides that the Company will bear the costs of registering such shares, up to a maximum of $20,000. Fresenius AG would also have the right to include such shares in certain registration statements filed by the Company under the 1933 Act for its own account or for the registration of shares of Common Stock held by other persons.

                  The description of the Asset Purchase Agreement set forth above is qualified in their entirety by reference to such agreement, a copy of which is on file with the Securities and Exchange Commission and the American Stock Exchange.

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

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                               AND REPORTS ON FORM

         (a) The following documents are filed as a part of this Annual Report on Form 10-K.

                  1.       CONSOLIDATED   FINANCIAL  STATEMENTS  (See  Index  to
                           Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 30.)

                  2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE - Schedule II-Valuation and Qualifying Accounts (See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 30.)

                           Schedules other than the above are omitted because of
                  the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

                  3.       EXHIBITS

                           The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K.

                           Exhibit
                           Number   Title of Document

                             3 Articles of Incorporation and Bylaws of Gull Laboratories, Inc., as amended, incorporated by reference to a Registration Statement on Form S-4 (No. 33-53720) filed with the Securities and Exchange Commission and effective December 31, 1992.

                              4      Description of the Company's common stock
     as contained in the Registration Statement filed under Section 12(b) of the Securities Exchange Act on Form 8-A, effective May 18, 1993 (No. 1-11952).

                             10      Material Contracts:
                                     (a)      Agreement for Acquisition of
     Shares of Biodesign, Inc. incorporated by reference to Exhibits w and 10 of a Registration Statement on Form S-4 (No. 33-53720) filed with the Securities and Exchange Commission and effective December 31, 1992.

                                      (b)      Agreement of Merger with Biolab
     SA incorporated by reference to Exhibit 2 of a Registration Statement on Form S-3 (No. 33- 67508) filed with the Securities and Exchange Commission and effective September 24, 1993.

                                      (c)      Employment  Agreement  with
     Dr. George R. Evanega which is a management contract or compensatory plan or arrangement filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                      (d)      Asset Purchase Agreement between
     the Company,  Gull GmbH,  and  Fresenius AG  (incorporated  by reference to
     Schedule 13 D/A (Amendment No. 4) filed by Fresenius AG). (e) Retransfer of Shares Agreement between the Company, Gull GmbH, and Fresenius AG (incorporated by reference to Schedule 13 D/A (Amendment No. 4) filed by Fresenius AG).

                               21      Subsidiaries      of     Registrant,
     incorporated by reference to Exhibit 2 of Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                               23            Consent of KPMG Peat Marwick LLP
     for incorporation of its report with respect to the financial statements included herein as a part of this report, which report is incorporated by reference into a Registration Statement on Form S-3 (No. 33-67508) filed with the Securities and Exchange Commission and effective September 24, 1993, a Registration Statement on Form S-8 (No. 33-48810) filed with Securities and Exchange Commission and effective June 24, 1992 and a Registration Statement on Form S-8 (No. 33-50546) filed with the Securities and Exchange Commission and effective August 6, 1992.

                               27           Financial Data Schedule

                               (b)      REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1997, the Company filed no reports on Form 8-K.

Signatures

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        GULL LABORATORIES, INC.



Date: March 30, 1998                                By:  /s/  George R. Evanega
                                                       ------------------------
                                                        George R. Evanega, Ph.D.
                                                        President and CEO


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   George R. Evanega                                Date:         3-30-98
--------------------------------------------                 ------------------
George R. Evanega      President and Chief
                       Executive Officer
                       (Principal Executive Officer)
                        Director

/s/  Michael B.  Malan                                 Date:         3-30-98
--------------------------------------------                 ------------------
Michael B. Malan        Secretary/Treasurer
                        (Principal Financial
                        & Accounting Officer)

/s/  Myron W. Wentz                                    Date:         3-30-98
--------------------------------------------                 ------------------
Myron W. Wentz          Chairman of
                        the Board
                        of Directors

/s/  Rainer Baule                                      Date:         3-30-98
--------------------------------------------                 ------------------
Rainer Baule             Director



/s/  Silke Humberg                                     Date:         3-30-98
--------------------------------------------                 ------------------
Silke Humberg            Director

/s/  Ulrich Wagner                                     Date:         3-30-98
--------------------------------------------                 ------------------
Ulrich Wagner            Director


                                                       Date:
--------------------------------------------                 ------------------
Anne-Marie Ricart        Director



 /s/   Peter Gladkin                                   Date:         3-30-98
--------------------------------------------                 ------------------
Peter Gladkin            Director

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

         ITEM 1

         Report of KPMG Peat Marwick LLP, Independent Auditors              F-1

         Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1997
                           and 1996                                         F-2

                  Consolidated Statements of Operations for the years
                           ended December 31, 1997, 1996 and 1995           F-3

                  Consolidated Statements of Stockholders' Equity for the
                           years ended December 31, 1997, 1996 and 1995     F-4

                  Consolidated Statements of Cash Flows for the years
                           ended December 31, 1997, 1996 and 1995           F-5

                  Notes to Consolidated Financial Statements                F-7

         Report of KPMG Peat Marwick LLP, Independent Auditors              S-1

         Consolidated Financial Statement Schedule II -
                  Valuation and Qualifying Accounts                         S-2

                                           Independent Auditors' Report




The Board of Directors and Stockholders
Gull Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gull Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                        KPMG Peat Marwick LLP

Salt Lake City, Utah
March 3, 1998, except as to note 18
which is as of April 6, 1998

                                              GULL LABORATORIES, INC.

                                            Consolidated Balance Sheets

                                            December 31, 1997 and 1996



                                                                                               1997          1996
                                                                                          -----------   -----------
                                        Assets
Current assets:
    Cash                                                                                 $   239,993       301,033
    Accounts receivable, less allowance for doubtful accounts of
      $282,973 in 1997 and $320,815 in 1996 (note 5)                                       1,963,410     3,100,612
    Net investment in sales-type leases (notes 6 and 8)                                      272,125       262,831
    Income tax refund receivable (note 9)                                                    119,499       134,743
    Inventories (notes 3 and 5)                                                            6,197,359     4,881,426
    Prepaid expenses                                                                         316,878       399,775
                                                                                          -----------   -----------

                    Total current assets                                                   9,109,264     9,080,420

Property, plant, and equipment, net (notes 4, 6, and 7)                                    4,189,999     4,409,569

Net investment in sales-type leases (notes 6, 7, and 8)                                      763,412       810,419

Deferred income taxes (note 9)                                                               236,586             -

Other assets, net (note 2)                                                                 1,001,812       989,101
                                                                                          -----------   -----------

                                                                                         $15,301,073    15,289,509
                                                                                          ===========   ===========

                         Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable (note 5)                                                               $ 1,498,146     1,675,322
    Accounts payable                                                                       2,331,126     1,561,132
    Accrued expenses                                                                       1,853,521     1,043,452
    Deferred income taxes (note 9)                                                             6,884        69,371
    Current installments of long-term debt and capital lease
      obligations (notes 6 and 7)                                                          3,576,085       545,420
                                                                                          -----------   -----------

                  Total current liabilities                                                9,265,762     4,894,697

Long-term debt and capital lease obligations, excluding current
   installments (notes 6 and 7)                                                              733,082     3,000,803

Deferred income taxes (note 9)                                                                     -       252,260

Other long-term liabilities                                                                  362,278       413,801
                                                                                          -----------   -----------

                  Total liabilities                                                       10,361,122     8,561,561
                                                                                          -----------   -----------
Commitments and contingencies (notes 7, 15, 17, and 18)

Stockholders' equity (note 12):
    Preferred stock, $.01 par value.  Authorized 5,000,000
      shares; no shares issued or outstanding                                                      -             -
    Common stock, $.001 par value.  Authorized 50,000,000 shares; issued and
      outstanding  7,940,409 and 7,883,934 shares in 1997 and 1996, respectively               7,941         7,884
    Additional paid-in capital                                                             8,416,335     8,113,555
    Foreign currency translation adjustment                                                 (413,737)     (137,578)
    Accumulated deficit                                                                   (3,070,588)   (1,255,913)
                                                                                          -----------   -----------

                    Total stockholders' equity                                             4,939,951     6,727,948
                                                                                          -----------   -----------

                                                                                         $15,301,073    15,289,509
                                                                                          ===========   ===========




See accompanying notes to consolidated financial statements.

                                      F-2

                                              GULL LABORATORIES, INC.

                                       Consolidated Statements of Operations

                                   Years ended December 31, 1997, 1996, and 1995


                                                                               1997            1996        1995
                                                                            -----------   -----------   -----------

Sales                                                                     $ 21,705,552     24,443,935    26,261,130
Cost of sales                                                                9,236,929     11,631,952    11,890,053
                                                                            -----------   -----------   -----------
           Gross profit                                                     12,468,623     12,811,983    14,371,077
                                                                            -----------   -----------   -----------
Expenses:
    Selling, general, and administrative                                    10,904,133    10,378,679    11,339,139
    Research and development                                                 1,553,119     1,512,915     1,078,387
    Merger and integration costs (note 14)                                   1,455,298             -             -
    Restructuring charge (note 14)                                                   -       326,442       535,277
                                                                            -----------   -----------   -----------

           Total expenses                                                   13,912,550    12,218,036    12,952,803
                                                                            -----------   -----------   -----------

Operating income (loss)                                                     (1,443,927)      593,947     1,418,274
                                                                            -----------   -----------   -----------
Other income (expense):
    Interest expense                                                          (593,361)     (535,786)     (647,656)
    Other (note 11)                                                             29,325        58,457       818,220
                                                                            -----------    -----------   -----------

           Total other income (expense)                                       (564,036)     (477,329)      170,564
                                                                            -----------   -----------   -----------

           Income (loss) before provision for income taxes                  (2,007,963)     116,618     1,588,838

Income tax expense (benefit) (note 9)                                         (193,288)      225,841     1,130,151
                                                                            -----------   -----------   -----------

           Net income (loss)                                                 (1,814,675)    (109,223)      458,687
                                                                            ===========   ===========   ===========
Net income (loss) per common share:

    Basic                                                                    $     (.23)         (.01)          .06
                                                                            ===========   ===========   ===========

    Diluted                                                                  $     (.23)         (.01)          .06
                                                                            ===========   ===========   ===========






See accompanying notes to consolidated financial statements.

                                                                           F-3

                                              GULL LABORATORIES, INC.

                                 Consolidated Statements of Stockholders' Equity

                                   Years ended December 31, 1997, 1996, and 1995



                                                                       Addi-       Foreign                     Total
                                                  Common stock        tional       currency       Accum-       stock-
                                              --------------------    paid-in     translation     ulated      holders'
                                               Shares      Amount     capital     adjustment     deficit      equity
                                              ---------   --------   ---------   -----------   -----------   ----------

Balances, December 31, 1994 (note 1)          7,874,934  $   7,875    7,901,260     (59,667)    (1,605,377)   6,244,091

Stock options exercised                           9,000          9       15,178           -              -       15,187

Tax benefit from exercise of stock options            -          -      197,117           -              -      197,117

Net income                                            -          -            -           -        458,687      458,687

Foreign currency translation adjustment               -          -            -     (76,510)             -      (76,510)
                                              ---------   --------    ---------   -----------   -----------   ----------

Balances, December 31, 1995                   7,883,934     7,884     8,113,555    (136,177)    (1,146,690)   6,838,572

Net loss                                              -          -            -           -       (109,223)    (109,223)

Foreign currency translation adjustment               -          -            -      (1,401)             -       (1,401)
                                              ---------   --------    ---------   -----------   -----------   ----------

Balances, December 31, 1996                   7,883,934      7,884    8,113,555    (137,578)    (1,255,913)   6,727,948

Stock options exercised                          56,425         56      204,140           -              -      204,196

Tax benefit from exercise of stock options            -          -       94,346           -              -       94,346

Sale of common stock to ESOP                         50          1          530           -              -          531

Net assets not acquired from Fresenius AG             -          -     (248,832)          -              -     (248,832)

Tax benefit from goodwill amortization                -          -      252,596           -              -      252,596

Net loss                                              -          -            -           -     (1,814,675)  (1,814,675)

Foreign currency translation adjustment               -          -            -    (276,159)             -     (276,159)
                                              ---------   --------    ---------   -----------   -----------   ----------

Balances, December 31, 1997                   7,940,409  $   7,941    8,416,335    (413,737)    (3,070,588)   4,939,951
                                              =========   ========    =========   ===========   ===========   ==========



See accompanying notes to consolidated financial statements.

                                                                           F-4

                                              GULL LABORATORIES, INC.

                                       Consolidated Statements of Cash Flows

                                   Years ended December 31, 1997, 1996, and 1995



                                                                                1997           1996         1995
                                                                             -----------    ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                      $ (1,814,675)     (109,223)      458,687
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                         1,186,864     1,243,109     1,194,849
        Loss (gain) on disposal of property, plant, and equipment                58,871        13,810      (370,478)
        Provision for losses on accounts receivable                              50,257        63,754        93,649
        Provision for loss on leases                                             51,756        65,470        86,765
        Provision for inventory reserve                                         115,329       223,434       393,713
        Provision for warranty reserve                                           64,063        84,515        84,609
        Tax benefit from exercise of stock options                               94,346             -       197,117
        Gain on sales-type leases                                              (130,401)     (246,484)     (275,662)
        Amortization of unearned income on sales-type leases                   (141,768)     (100,892)      (53,448)
        Changes in assets and liabilities:
           Accounts receivable                                                  100,249       102,398        98,620
           Income tax refund receivable                                          15,244       129,765      (110,681)
           Inventories                                                       (1,329,031)     (145,949)     (902,795)
           Prepaid expenses                                                      50,939      (166,370)       (6,834)
           Other assets                                                        (145,350)        5,541      (206,905)
           Accounts payable and accrued expenses                              2,293,359      (623,071)      152,625
           Other liabilities                                                    (51,523)       39,724       (30,895)
           Deferred income taxes                                               (256,758)     (171,516)     (179,978)
           Due to parent company                                                      -      (265,390)       60,103
                                                                             -----------    ----------    ----------

                  Net cash provided by operating activities                     211,771       142,625       683,061
                                                                             -----------    ----------    ----------

Cash flows from investing activities:
    Increase in sales-type leases                                              (527,951)     (233,960)     (344,854)
    Payments received on sales-type leases                                      386,735       421,966       226,384
    Proceeds from sale of property, plant, and equipment                        115,319        24,889       989,127
    Purchase of property, plant, and equipment                                        -    (1,361,048)   (1,305,186)
    Proceeds from the sale of Gull GmbH                                               -             -       313,500
                                                                             -----------    ----------    ----------

                  Net cash provided by used in investing activities             (25,897)   (1,148,153)     (121,029)
                                                                             -----------    ----------    ----------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations         (505,829)   (2,129,727)   (1,397,033)
    Net increase (decrease) in line-of-credit                                   293,780      (634,583)      469,346
    Proceeds from issuance of long-term debt                                          -     3,498,027       299,539
    Proceeds from issuance of common stock                                      204,727             -        15,187
                                                                             -----------    ----------    ----------

                  Net cash provided by (used in) financing activities            (7,322)      733,717      (612,961)
                                                                             -----------    ----------    ----------
Effect of foreign exchange rates on cash                                       (239,592)      353,429       (97,810)
                                                                             -----------    ----------    ----------
Net increase (decrease) in cash                                                 (61,040)       81,618      (148,739)

Cash at beginning of year                                                       301,033       219,415       368,154
                                                                             -----------    ----------    ----------

Cash at end of year                                                        $    239,993       301,033       219,415
                                                                             ===========    ==========    ==========

                                                                           F-5

                                              GULL LABORATORIES, INC.

                                 Years ended December 31, 1997, 1996, and 1995



                                                                                 1997           1996          1995
                                                                             ------------   ------------   ------------

Supplemental Disclosure of Cash Flow Information

Cash paid (received) during the year for:
    Interest                                                                 $  599,344       546,754       644,609
    Income taxes                                                                (25,081)       56,409     1,323,757

Supplemental Disclosures of Noncash Investing and
Financing Activities

Note payable and capital lease obligations incurred for equipment            $1,155,050       127,808        60,491
Transfer of inventory to net investment in sales-type leases                    339,342       327,133       236,605




See accompanying notes to consolidated financial statements.
















                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995



(1)    Summary of Significant Accounting Policies

       (a)  Business Presentation

            Gull Laboratories, Inc. (the Company or Gull) is in the business of developing, manufacturing, and selling medical diagnostic kits and bioreagents. The Company operates in a global market with direct sales representatives in the United States, Germany, Belgium, France, and the Netherlands, and sells through distributors and OEM relationships in other foreign countries. The accompanying consolidated financial statements include the accounts of the
            Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

            Fresenius AG, a German company, owns 62 percent of the outstanding common stock of the Company. In 1997, the Company acquired certain assets and liabilities of the Fresenius Diagnostics Business Unit of the Intensive Care and Diagnostics Division of Fresenius AG (Fresenius Diagnostics) in exchange for 1,320,000 shares of the Company's common stock. The transaction was between entities under common control, and accounted for as if a pooling-of-interests. Accordingly, the consolidated financial statements for periods prior to 1997 have been restated to include the accounts and results of operations of Fresenius Diagnostics. Net assets not acquired as part of the acquisition of Fresenius Diagnostics have been shown as a reduction of stockholders' equity.

            Although the Company purchases certain raw materials from a single supplier, alternative sources of supply are available for all raw materials.

       (b)  Accounts Receivable

            As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been within the range of management's expectations. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

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

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements


       (e)  Other Assets

            Other assets include the excess of cost over fair value of assets acquired (goodwill), marketing rights, deposits, and certain deferred costs. Goodwill is amortized on the straight-line basis over ten years and other assets are amortized on the straight-line basis over their estimated lives of five to ten years.

       (f)  Research, Development, and Advertising

            Research, development, and advertising costs are expensed as incurred.

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

       (h)  Net Income (Loss) Per Common Share

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

            SFAS 128  establishes  a different  method of  computing  net income
            (loss) per common and common-equivalent share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128, requires the presentation of basic and diluted income (loss) per share. Basic earnings (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of net income
            (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares (stock options and warrants) have not been included in the computation of loss per share in 1997 and 1996, as they would have had a dilutive effect. Prior periods have been restated for presentation in accordance with SFAS 128, as applicable.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

       (h)  Net Income (Loss) Per Common Share (continued)

            In calculating income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 1997, 1996, and 1995:

                                                                          1997          1996          1995
                                                                       ----------    ----------    ----------

                  Basic (weighted average common shares
                     outstanding during the year)                     $ 7,926,775     7,883,934     7,879,245
                  Weighted average common stock options
                     outstanding during the year                                -             -        19,954
                                                                       ==========    ==========    ==========

                  Diluted                                             $ 7,926,775     7,883,934     7,899,199
                                                                       ==========    ==========    ==========

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

       (k)  Disclosure About Fair Value of Financial Instruments

            At December 31, 1997 and 1996, the book value of all of the Company's financial instruments approximates their fair value.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

       (l)  Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

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

       (n)  Reclassification

             Certain amounts in 1996 and 1995 have been reclassified to conform with the 1997 presentation.


(2)    Other Assets

       Other assets consist of the following at December 31:

                                                           1997           1996
                                                      -----------    ----------

                  Goodwill                            $   897,166       897,166
                  Deposits                                 93,722        26,372
                  Patents, organizational costs,
                    and marketing rights                  367,727       288,135
                  Other                                   165,591       174,453
                  Less accumulated amortization          (522,394)     (397,025)
                                                      -----------    ----------

                                                      $ 1,001,812       989,101
                                                      ===========    ==========


(3)    Inventories

       Inventories consist of the following at December 31:
                                                            1997          1996
                                                       -----------   -----------

                  Raw materials                        $2,514,522      1,677,800
                  Work-in-process                         889,947        822,576
                  Finished goods                        1,576,303      1,571,557
                  Equipment held for lease or sale      1,216,587        809,493
                                                       -----------   -----------
                                                       $6,197,359      4,881,426
                                                       ===========   ===========

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(4)    Property, Plant, and Equipment

       Property, plant, and equipment consist of the following at December 31:
                                                           1997           1996
                                                      ------------   -----------
                  Land and improvements               $    649,835       649,835
                  Building and improvements              2,981,079     2,841,102
                  Machinery and equipment                3,380,315     3,061,230
                  Office furniture and equipment         2,803,259     3,062,233
                  Transportation equipment                 297,694       371,247
                  Construction-in-progress                  11,479         3,610
                                                      ------------   -----------

                  Less accumulated depreciation         10,123,661     9,989,257
                    and amortization                     5,933,662     5,579,688
                                                      ------------   -----------
                                                      $  4,189,999     4,409,569
                                                      ============   ===========


 (5)   Notes Payable and Related Party Transactions

       Notes payable consist of the following at December 31:

                                                       1997              1996
                                                  ------------       -----------
       Lines of credit                              $1,498,146         1,601,116
       Bank overdraft facility                            --              74,206
                                                    ==========        ==========
           Total notes payable                      $1,498,146         1,675,322
                                                    ==========        ==========

       The Company maintains lines of credit with banks totaling approximately $2,400,000 which are either due on demand or expire in May 1998.
       Borrowings under the lines of credit are limited to certain levels of accounts receivable and inventories. The rates of interest charged range from the foreign bank's reference rate plus .25 percent to the U.S. banks reference rate plus .4 percent (effective rates from 7.50 to 8.90 percent at December 31, 1997). The lines of credit are secured by accounts receivable and inventories. Among other restrictions, debt covenants related to the line of credit require the Company to maintain certain levels of tangible net worth.

       The Company and Fresenius AG have entered into service contracts in which Fresenius AG leases certain property and provides services to the Company. Amounts paid to Fresenius AG totaled $965,000, $1,103,000 and $1,021,000 in 1997, 1996 and 1995, respectively for these services. Accounts payable at December 31, 1997, include approximately $860,000 due to Fresenius AG for payments Fresenius AG made to creditors on behalf of the Company.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(6)    Long-term Debt

       Long-term debt consists of the following at December 31:
                                                      1997             1996
                                                ---------------  ---------------

Mortgage note payable to a bank at 10.06%
   interest, payable in monthly installments of
   $19,605, including interest, based on a
   15-year amortization with a balloon payment
   due in June 2006.  The note is secured by
   land and a building                            $  1,719,620        1,776,499

Note payable to a bank at 9.38% interest, payable
   in monthly installments of $3,391, including
   interest, through October 1999.  The note is
   secured by equipment                                 68,301          100,769

Mortgage note payable to a bank at 8.81% interest,
   payable in monthly installments of $572,
   including interest, based on a 20-year
   amortization with a balloon payment due in
   February 2001. The note is secured by a building     60,773           62,792

Note payable to lending institution at 11% interest,
   payable in monthly payments of $15,798 through
   August 1997 and  decreasing  thereafter
   incrementally through May 2001. The note is
   secured by equipment and the proceeds of
   certain sales-type leases                           324,958          452,746

Note payable to Fresenius AG                           204,498                -

Capitalized lease obligations (note 7)               1,931,017        1,153,417
                                                    ----------      -----------
                    Total long-term debt and
                      capital lease obligations      4,309,167        3,546,223

Less current portion                                 3,576,085          545,420
                                                    ----------      -----------
                    Long-term debt and capital
                      lease obligations excluding
                      current installments         $   733,082        3,000,803
                                                   ===========       ==========

       Principal maturities of long-term debt and capital lease obligations for the years subsequent to December 31, 1997 are as follows:

             1998                                                   $ 3,576,085
             1999                                                       498,814
             2000                                                       182,438
             2001                                                        51,830
                                                                     ==========
                                                                    $ 4,309,167
                                                                     ==========

       In connection with the acquisition of Fresenius Diagnostics (note 1), Fresenius AG made available a working capital loan to the Company of approximately $1,000,000 bearing interest at an annual rate of eight percent payable quarterly. The amount available under the loan decreased to $800,000 on December 31, 1997 and will continue to decrease by $200,000 every six months thereafter with any remaining balance outstanding due on June 30, 1999. The loan is secured by a pledge of the Company's ownership interest in its German subsidiaries' common stock.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

       As a result of the loss and decrease in liquidity in 1997, the Company was not in compliance with certain earnings and liquidity covenants associated with its long-term debt, lease obligations, and line of credit with two banks at December 31, 1997. The banks have waived the noncompliance with the covenants through December 31, 1997, and are currently discussing alternative covenants to be put into place in connection with the extension of the line of credit which is due in May 1998. However, because the bank has not waived the covenants through January 1, 1999, certain long-term obligations have been classified as current liabilities.

(7)    Lease Obligations

       Capital Leases - The Company leases equipment under a master capital lease agreement with a financial institution and under other capital lease agreements. Minimum rentals of these leases have been capitalized at the present value of the rentals at the inception of the lease and the obligation for such amount is recorded as a liability. Interest is accrued on the basis of the outstanding lease obligation. Assets securing such leases had an approximate net book value of $530,000 and $829,000 at December 31, 1997 and 1996, respectively.

       Operating Leases - The Company leases administrative offices, manufacturing facilities, and certain equipment under noncancelable operating lease agreements expiring through August 2005. Total rent expense approximated $92,000, $81,000, and $44,000 in 1997, 1996, and
       1995, respectively.

       Required future minimum lease payments and the present value of the future minimum capital lease payments at December 31, 1997 are as follows:
                                               Capital             Operating
                                                leases              leases
                                            ------------        ------------
              Year ending:
                 1998                       $ 1,909,767              84,804
                 1999                           208,832              70,404
                 2000                           134,531              70,404
                 2001                            31,528              70,404
                 2002                               --               70,404
               Thereafter                           --              187,744
                                            ------------        ------------

       Total future minimum lease payments    2,284,658        $    554,164
                                                                ============

       Less amount representing interest        353,641
                                            ------------

       Present value of future minimum lease
       payments   (see note 6)             $  1,931,017
                                            ============


(8)    Net Investment in Sales-Type Leases

       The Company has invested in certain equipment financing agreements under sales-type leases. Each sales-type lease is collateralized by a security interest in the financed equipment. At December 31, 1997 and 1996, the net investment reflected in the accompanying consolidated balance sheets for these sale-type leases consisted of the following:

                                                       1997           1996
                                                  -----------    -----------
       Gross minimum sales-type lease receivables $ 1,380,121      1,605,283
       Less allowance for uncollectible
          receivables                                 (44,744)      (128,622)
                                                  -----------    -----------

       Net minimum sales-type lease receivables     1,335,377      1,476,661
       Unearned interest income                      (299,840)      (403,411)
                                                  -----------    -----------
       Net investment in sales-type leases          1,035,537      1,073,250
       Less current portion                          (272,125)      (262,831)
                                                  -----------    -----------

       Net investment in sales-type leases,
         excluding current portion                $   763,412        810,419
                                                  ===========    ===========

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(8)    Net Investment in Sales-Type Leases (continued)

       Minimum gross receipts from sales-type lease receivables for the next five years are as follows:

           Year ending December 31:
                 1998                                               $   390,511
                 1999                                                   385,062
                 2000                                                   328,626
                 2001                                                   203,720
                 2002                                                    72,202
                                                                    -----------

                    Total                                           $ 1,380,121
                                                                    ===========

(9)    Income Taxes

       Income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                    1997            1996                1995
                             -----------    ------------        ------------
       Current:
         Federal             $    72,670         404,369             695,600
         State                    13,839          77,000             132,000
         Foreign                       -         (53,118)            261,686
                             -----------    ------------        ------------
                                  86,509         428,251           1,089,286
                             -----------    ------------        ------------

       Deferred:
         Federal                  12,600           7,900              24,700
         State                     2,400           1,500               5,000
         Foreign                (294,797)       (211,810)             11,165
                             -----------    ------------        ------------
                                (279,797)       (202,410)             40,865
                             -----------    ------------        ------------
           Total tax espense
               (benefit)     $  (193,288)        225,841           1,130,151
                             ===========    ============        ============

       Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income from operations as follows:
                                                 1997         1996        1995
                                             ---------    ---------    ---------

Computed "expected" tax expense (benefit)    $(682,707)      39,650     540,205
Increase (decrease) in income taxes
  resulting from:
    Goodwill amortization                       31,000       31,000      31,000
    Exclusion of loss from foreign
     subsidiary                                207,619       86,422     411,646
    Foreign sales corporation exclusion             -        (2,900)    (32,000)
    State taxes, net of federal benefits        10,000       41,000      90,000
    Acquisition costs                          148,000            -           -
    Other                                       92,800       30,669      89,300
                                             ---------    ---------    ---------

        Provision for income taxes           $(193,288)     255,841   1,130,151
                                             =========    =========   ==========

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(9)    Income Taxes (continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:

                                                                              1997                      1996
                                                                   -----------------------    ------------------------
                                                                    Domestic      Foreign      Domestic       Foreign
                                                                   ----------   ----------    ----------    ----------

Deferred tax assets:
    Tax losses                                                     $       --    3,370,000          --       2,477,000
    Research and development expenses                                      --           --          --            --
    Warranty reserve                                                   60,000           --        45,000          --
    Vacation reserve                                                   50,000           --        38,000          --
    Bad debt reserve                                                   29,000           --        35,000          --
    Inventory reserve                                                  67,000           --        21,000          --
    Technology amortization                                            21,000           --        14,000          --
    Property, plant and equipment                                          --        6,929          --          45,740
    Net investment in sales-type leases                                    --      108,246          --          80,623
    Other items                                                        11,000       18,000         6,000        18,850
                                                                   ----------   ----------    ----------    ----------

           Total gross deferred tax assets                            238,000    3,503,175       159,000     2,622,213

    Less valuation allowance                                               --   (2,749,000)           --    (2,448,000)
                                                                   ----------   ----------    ----------    ----------

           Deferred tax assets                                        238,000      754,175       159,000       174,213
                                                                   ----------   ----------    ----------    ----------

Deferred tax liabilities:
    Patents                                                           (73,000)          --       (35,000)         --
    Sales leases                                                     (137,000)          --       (92,000)         --
    Other payables                                                         --      (25,000)         --         (29,000)
    Property, plant and equipment                                    (178,000)          --      (167,000)         --
    Deferred revenue                                                  (55,000)          --       (55,000)         --
    Other                                                                  --     (294,473)         --        (276,844)
                                                                   ----------   ----------    ----------    ----------

           Total gross deferred tax liabilities                      (443,000)    (319,473)     (349,000)     (305,844)
                                                                   ----------   ----------    ----------    ----------

           Net deferred tax asset (liability)                      $ (205,000)     434,702      (190,000)     (131,631)
                                                                   ==========   ==========    ==========    ==========

           Net current deferred tax asset (liability)              $  161,000     (167,884)      108,000      (177,371)

           Net noncurrent deferred tax asset (liability)             (366,000)     602,586      (298,000)       45,740
                                                                   ----------   ----------    ----------    ----------

                                                                   $ (205,000)     434,702      (190,000)      131,631
                                                                   ==========   ==========    ==========    ==========

       The domestic valuation allowance for deferred tax assets as of January 1, 1996 was zero. There was no change in the total domestic valuation allowance for the years ended December 31, 1997 and 1996. The valuation allowance of $2,749,000 and $2,448,000 at December 31, 1997 and 1996,
       respectively, is solely attributable to the foreign jurisdiction.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(9)    Income Taxes (continued)

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


(10)   Employee Benefit Plans

       The Company has an Employee Stock Ownership Plan (ESOP) and 401(k) plan that covers all United States employees who have been employed for one month. The ESOP contributions are used to purchase Company securities. The Board of Directors approved discretionary contributions to the ESOP totaling $11,587 for 1995. No discretionary contribution was made to the ESOP during the years ended December 31, 1997 and 1996.

       The Company matches 25 percent of employee contributions to the 401(k) plan up to a maximum individual employee contribution of four percent of the employee's cash compensation. These matching contributions vest over a seven-year period. Employer matching contributions totaled $62,860, $45,273, and $38,413 for 1997, 1996, and 1995, respectively.

       Gull Diagnostics S.A. has a contract with an insurance company under which certain foreign employees may receive lump-sum payments or annuity payments at retirement. The Company pays two-thirds of the monthly premiums and the employee pays the remaining one third. The Company's contribution to the plan was approximately $15,400, $14,500, and $17,000 during 1997, 1996, and 1995, respectively.


(11)   Other Income

       Other income consisted of the following approximate amounts for the years ended December 31,:

                                                 1997         1996         1995
                                             ---------    ---------    ---------
       Gain on sale of building              $    --           --        516,533
       Currency transaction gains (losses)      52,530      (38,496)     155,116
       Interest income                         144,706      132,981       92,083
       Other nonoperating income (expenses)   (167,911)     (36,028)      54,488
                                             =========    =========    =========
                                             $  29,325       58,457      818,220
                                             =========    =========    =========

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(12)   Stock Compensation Plans

            Under the 1984 Gull Laboratories, Inc. fixed Stock Option Plan, the Company may grant options to its employees for up to 833,333 shares of common stock. Under the Company's fixed 1992 Stock Option Plan, the Company may grant options to its officers, directors, and key management personnel for up to 500,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the compensation committee of the Company's Board of Directors and generally vest 25 percent per year. A summary of the activity under the plans is as follows:

                                                                  Years ended December 31,
                                      --------------------------------------------------------------------------------
                                                1997                        1996                        1995
                                      ------------------------    ------------------------    ------------------------
                                                                            Weighted-average            Weighted-average
                                                 Weighted-average               exercise                    exercise
                                                     exercise                     price                      price
                                       Shares          price       Shares                      Shares
                                      ---------    -----------    --------    ------------    --------    ------------

          Outstanding at beginning
             of year                   506,000         $4.63       386,000      $ 4.64         270,000     $  4.88
          Granted                      158,500          9.99       130,000        4.68         200,000        4.50
          Exercised                    (56,425)         3.93             -         -            (9,000)       1.69
          Forfeited                    (25,500)         5.26       (10,000)       5.50         (75,000)       5.50
                                      =========                   ========                    ========

          Outstanding at end
             of year                   582,575         $6.13       506,000      $ 4.63         386,000      $ 4.64
                                      =========                   ========                    ========

          Options exercisable at
             year-end                  302,075         $4.83       269,750      $ 4.68          70,000      $ 4.40

          Weighted-average fair
             value of options
             granted during the
             year                  $     5.84                         3.34                        2.77


                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(12)   Stock Compensation Plans (continued)

       The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                 Options outstanding                       Options exercisable
                                     --------------------------------------------     -----------------------------
                                         Number                                           Number
                                       outstanding  Weighted-average Weighted-average exercisable      Weighted-average
                                           at           remaining      exercise             at           exercise
             Range of exercise        December 31,     contractual       price         December 31,        price
                  prices                  1997             life                            1997
            --------------------     -------------    ------------    -----------     -------------     -----------
                   $1.125                    9,500      1 yrs.          $1.13                 9,500         1.13
              3.00    -  4.00                6,250      6                3.88                 6,250         3.88
              4.00    -  5.00              297,925      8                4.56               172,925         4.53
              5.00    -  6.00              113,400      4.5              5.50               113,400         5.50
              9.00    - 10.00              155,500      9.5              9.99                     -         -
                                     =============                                    =============
                                           582,575      7.6              6.13               302,075         4.83
                                     =============                                    =============

       Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                          1997             1996            1995
                                                                      -----------     -------------    ------------
            Net income:
                As reported                                       $    (1,814,675)        (109,223)        458,687
                Pro forma                                              (2,158,146)        (399,844)        424,062
            Basic earnings per common share:
                As reported                                       $          (.23)            (.01)            .06
                Pro forma                                                    (.27)            (.05)            .05
            Diluted earnings per common share:
                As reported                                       $          (.23)            (.01)            .06
                Pro forma                                                    (.27)            (.05)            .05

       The  effect   that   calculating   compensation   cost  for   stock-based
       compensation under SFAS 123 has on the pro forma net income (loss) as presented above may not be representative of the effects on reported net income or losses for future years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995 respectively: expected volatility of 60.3, 66.2, and 49.5 percent; risk free interest rates of 6.0, 6.1, and 6.3 percent; no dividend yield for any year; and expected lives of 5.2, 7.5, and 7.5 years.

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

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(13)   Foreign Operations, Export Sales, and Major Customer

       Operations by geographic area:

                                                 Sales
                             --------------------------------------------
                                 1997           1996             1995
                             ------------   ------------     ------------

       United States         $ 15,457,761     15,217,860       15,272,576
       Europe                  12,682,781     12,189,526       14,497,234
       Eliminations            (6,434,990)    (2,963,451)      (3,508,680)
                             ============   ============     ============

                             $ 21,705,552     24,443,935       26,261,130
                             ============   ============     ============


                                   Income (loss) before income taxes
                             --------------------------------------------
                                  1997           1996             1995
                             ------------   ------------     ------------

       United States         $    141,265      1,429,577        2,281,061
       Europe                  (1,393,075)      (714,340)         123,708
       Eliminations              (162,792)       (62,833)        (168,275)
                             ------------   ------------     ------------

                               (1,414,602)       652,404        2,236,494
       Interest expense          (593,361)      (535,786)        (647,656)
                             ------------   ------------     ------------
                             $ (2,007,963)       116,618        1,588,838
                             ============   ============     ============


                                             Identifiable assets
                             ------------   ------------     ------------
                                  1997           1996             1995
                             ------------   ------------     ------------
United States                $ 35,933,845     21,892,565       20,842,949
Europe                          6,185,235      5,213,220        6,652,928
Eliminations                  (26,818,007)   (11,816,276)     (11,276,216)
                             ------------   ------------     ------------

                             $ 15,301,073     15,289,509       16,219,661
                             ============   ============     ============

       United States export sales to unaffiliated customers by destination of sale:

                                           1997         1996         1995
                                       ----------   ----------   ----------
Europe                                 $1,124,033    1,653,612    1,525,900
Pacific Rim (Australia, New Zealand,
   and the Far East)                    1,147,596    1,154,586    1,293,038
Other                                     325,002      149,310      131,243
                                       ----------   ----------   ----------

                                       $2,596,631    2,957,508    2,950,181
                                       ==========   ==========   ==========

       Sales to one customer amounted to 11 percent, 11 percent, and 10 percent of total sales in 1997, 1996, and 1995, respectively. No single country in Europe or the Pacific Rim accounted for more than ten percent of sales to unaffiliated customers.

                             GULL LABORATORIES, INC.

                   Notes to Consolidated Financial Statements

(14)   Merger, Integration, and Restructuring Charges

       In an effort to bring its European operations to profitability, the Company incurred restructuring charges of $326,442 and $535,277 in 1996 and 1995, respectively, substantially all of which relate to personnel termination costs. In connection with the acquisition of Fresenius
       Diagnostics, (note 1) the Company incurred $1,455,298 of merger and integration costs. Of these costs, approximately $625,000 relate to investment banking, professional, and other costs incurred in investigating and negotiating the acquisition, $630,000 relate to the cost of severance payments and rental costs to be incurred under long-term leases for property that will not be used in the future and $200,000 relate to costs incurred integrating management information systems and office space.


(15)   Commitments and Contingencies

       The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

       In October 1997, Fresenius AG announced that it has engaged an investment banker to evaluate various partnering alternatives for the Company. These alternatives could involve the sale of Fresenius AG's ownership interest in the Company. The Company has made several presentations to interested parties but no transactions have been completed to date.


(16)   Accounting Standards Issued Not Yet Adopted

       In June of 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997 expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operation, or cash flows.

(17)   Liquidity
       As  a  result  of  the  operating  loss  in  1997,   including
       non-recurring merger and integration costs associated with the acquisition of Fresenius Diagnostics, the Company violated certain debt covenants with two banks causing the reclassification of certain long-term obligations as short-term liabilities as discussed in note 6. Changes have been made in the Company's manufacturing operations and certain management personnel together with the implementation of cost cutting programs all of which are intended to return the Company to profitability. Management believes that as a result of these changes together with amounts available from existing lines of credit and other sources, the Company will be able to generate sufficient cash flow to meet its short-term working capital requirements. If the Company is unable to negotiate new loan covenants or continues to incur losses, it will need to seek additional debt, equity and/or lease financing. There is no guarantee that it will be able to obtain funding if working capital needs cannot be financed through internally generated funds.

(18)   Subsequent Events

       Subsequent to year end, the President and Executive Vice President of the Company resigned. Both have employment agreements with the Company providing for severance payments. The amount to be paid under these agreements is currently in negotiation.

                                           Independent Auditors' Report



The Board of Directors and Stockholders
Gull Laboratories, Inc.:


Under the date of March 3, 1998, except as to note 18 which is as of April 6, 1998, we reported on the consolidated balance sheets of Gull Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       KPMG Peat Marwick LLP

Salt Lake City, Utah
March 3, 1998

                                                                     Schedule II

                                              GULL LABORATORIES, INC.

                                         Valuation and Qualifying Accounts

                                   Years ended December 31, 1997, 1996, and 1995


                                                                    Balance       Charged                     Balance
                                                                       at         to cost       Amounts         at
                                                                   beginning        and         charged       end of
                                                                   of period     expenses         off         period
                                                                  ----------    ----------    ----------    ----------

Year ended December 31, 1997:
    Allowance for doubtful accounts                             $    320,815       50,257       (88,099)       282,973
    Allowance for loss on leases                                     128,622       51,756      (135,634)        44,744
    Inventory reserve                                                339,680      115,329      (170,512)       284,497
    Warranty reserve                                                 117,624       64,063       (54,679)       127,008

Year ended December 31, 1996:
    Allowance for doubtful accounts                             $    260,877       63,754        (3,816)       320,815
    Allowance for loss on leases                                      86,765       65,470       (23,613)       128,622
    Inventory reserve                                                373,098      223,434      (256,852)       339,680
    Warranty reserve                                                  73,609       84,515       (40,500)       117,624

Year ended December 31, 1995:
    Allowance for doubtful accounts                             $    167,473       93,649          (245)       260,877
    Allowance for loss on leases                                           -       86,765             -         86,765
    Inventory reserve                                                170,302      393,713      (190,917)       373,098
    Warranty reserve                                                       -       84,609       (11,000)        73,609



                                                       S-2