Form 10-Q
period 1998-03-31
GULL LABORATORIES INC /UT/
filed 1998-05-15
CIK 832404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998.

[  ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period from _________ to ____ .



                                     0-16864
                            (Commission File number)

                             GULL LABORATORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

      UTAH                                                 87-0404754
(State of Incorporation)                    (IRS Employer Identification Number)

1011 East Murray Holladay Road
Salt Lake City, Utah                                                   84117
(Address of Principal Executive Offices)                             (Zip Code)


                                 (801) 263-3524
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes   X     No___

The number of shares of common stock outstanding as of May 1, 1998 was 7,948,959.

  PART 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                   GULL LABORATORIES, INC.
                                       UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         March 31, 1998            December 31, 1997
                                               ------------------------    -------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                   $               534,562         $           239,993
   Receivables-net                                           3,682,349                   1,963,410
   Net investment in sales-type leases                         236,630                     272,125
   Income tax refund receivable                                155,642                     119,499
   Inventories                                               7,473,485                   6,197,359
   Prepaid expenses                                            422,309                     316,878
                                               -----------------------     -----------------------
          Total current assets                              12,504,977                   9,109,264

 Property, plant and equipment - net                         4,346,889                   4,189,999
 Net investment in sales-type leases                           663,077                     763,412
 Deferred taxes                                                272,839                     236,586
 Other assets - net                                          1,021,400                   1,001,812
                                               -----------------------     -----------------------

 Total assets                                  $            18,809,182     $            15,301,073
                                               =======================     =======================

 LIABILITIES AND STOCK
   HOLDERS'EQUITY

 Current liabilities:
   Notes payable                               $            1,635,341      $             1,498,146
   Accounts payable                                          5,811,974                   2,331,126
   Accrued expenses                                          2,301,341                   1,853,521
     Deferred income taxes                                      96,241                       6,884
     Current portion of long
          term obligations                                   3,510,983                   3,576,085
                                               -----------------------     -----------------------

          Total current liabilities                         13,355,880                   9,265,762

 Long-term obligations                                         756,412                     733,082
 Other long-term liabilities                                   363,414                     362,278
                                               -----------------------     -----------------------

          Total liabilities                                 14,475,706                  10,361,122
                                               -----------------------     -----------------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock
   Common stock                                                  7,941                       7,941
   Additional paid-in capital                                8,416,335                   8,416,335
   Foreign currency translation adjustment                    (439,658)                   (413,737)
   Accumulated deficit                                      (3,651,142)                 (3,070,588)
                                               ------------------------    ------------------------

          Total stockholders' equity                         4,333,476                   4,939,951
                                               -----------------------     -----------------------

 Total liabilities and stockholders' equity    $            18,809,182     $            15,301,073
                                               =======================     =======================



                                                  GULL LABORATORIES, INC.
                                 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                             Three months ended

                                                                     March 31, 1998                     March 31, 1997
                                                      -----------------------------       ----------------------------

 Sales                                                $                   5,140,406       $                  6,031,774
 Cost of good sold                                                        2,547,344                          2,383,993
                                                      -----------------------------       ----------------------------
 Gross Profit                                                             2,593,062                          3,647,781
                                                      -----------------------------       ----------------------------

 Expenses:
 Selling, general and administrative                                      2,629,148                          2,646,365
 Research and development                                                   389,383                            401,309
                                                      -----------------------------       ----------------------------
       Total expenses                                                     3,018,531                          3,047,674
                                                      -----------------------------       ----------------------------

 Operating income (loss)                                                   (425,469)                           600,107
                                                      ------------------------------     -----------------------------

 Other expense:
       Interest expense                                                    (199,273)                          (145,137)
       Other                                                                 49,045                             (3,420)
                                                      -----------------------------      ------------------------------
       Total other expense                                                 (150,228)                          (148,557)
                                                      ------------------------------     ------------------------------

 Income (loss) before provision for
       income taxes                                                        (575,697)                           451,550

 Income tax provision                                                         4,857                            393,630
                                                      -----------------------------      ------------------------------
 Net income (loss)                                    $                    (580,554)      $                     57,920
                                                      ==============================     ==============================

 Net income (loss) per common share:
       Basic and diluted                              $                        (.07)      $                        .01
                                                      ==============================      ============================











                             GULL LABORATORIES, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                  OF CASH FLOWS


Three Months Ended
                                                                            March 31, 1998                  March 31, 1997
                                                                   -----------------------             -------------------

 Cash flows from operating activities:
     Income from continuing operations                             $               (580,554)     $                57,920
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                              294,194                       345,909
        Other                                                                       55,135                           360

 Changes in assets and liabilities:
        Net receivables                                                         (1,791,184)                   (1,877,596)
        Inventories                                                             (1,280,550)                     (172,559)
        Prepaid expenses                                                          (110,454)                     (142,281)
        Other assets/liabilities                                                   (48,351)                       12,222
        Income taxes (receivable) payable                                          (36,143)                      237,307
        Accounts payable                                                         3,545,686                       497,633
        Deferred income taxes                                                       41,000                       125,540
        Accrued expenses                                                           478,844                        30,392
                                                                      --------------------        ----------------------
 Net cash provided by (used in) operating activities                               567,623                      (885,153)
                                                                      --------------------        -----------------------

 Cash flows from investing activities:
     Receipts of sales type lease                                                   93,229                        81,227
     Disposition of property, plant
        and equipment                                                                9,457
     Purchase of property, plant and equipment                                    (496,826)                     (160,904)
                                                                      ----------------------      -----------------------
 Net cash used in investing activities                                            (394,140)                      (79,677)
                                                                      ----------------------      -----------------------

 Cash flows from financing activities:
     Proceeds from long-term obligations                                           156,202                       853,005
     Principal payments on long-term obligations                                  (184,897)                     (316,000)
     Line of Credit                                                                144,968                       404,737
     Proceeds from issuance of common stock                                                                      159,240
                                                                      --------------------        ----------------------
 Net cash provided from financing activities                                       116,273                     1,100,982
                                                                      --------------------        ----------------------

 Foreign currency translation adjustment                                             4,813                       (28,875)
                                                                      --------------------        -----------------------

 Net increase in cash                                                              294,569                       107,277
 Cash at beginning of period                                                       239,993                       301,033
                                                                      --------------------        ----------------------

 Cash at end of period                                                $            534,562        $              408,310
                                                                      ====================        ======================










                                                     3

                             GULL LABORATORIES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.       Basis of presentation

         The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 contained in its Annual Report on Form 10-K.

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

2.       Inventories

         Inventories consisted of the following:

                                            March 31,               December 31,
                                              1998                       1997

                  Raw materials            $1,587,587                $2,514,522
                  Work-in-process           1,109,003                   889,947
                  Finished goods            2,806,890                 1,576,303
                  Equipment held for
                       lease or sale        1,970,005                 1,216,587
                                           -----------               -----------

                  Total                    $7,473,485                $6,197,359
                                           ===========               ===========

3.       Earnings per share

         SFAS 128, requires the presentation of basic and diluted income (loss) per share. Basic earnings (loss) per common share is the amount of net income
(loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding during the period. A total of 305,075 potential common shares (stock options) have not been included in the computation of loss per share for the three months ended March 31, 1998, as they would have had an antidilutive effect.

         In calculating income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for three months ended March 31, 1998 and 1997.

                                                         1998             1997
                                                         ----             ----

         Basic (weighted average common shares
                  outstanding during the period)       7,953,247       7,899,938

         Weighted average common stock options
                  outstanding during the period                -         159,924
                                                  ---------------    -----------

         Diluted                                       7,953,247       8,059,862
                                                  ===============    ===========


4.       Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998 which establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                               Three Months Ended

                                               March 31, 1998    March 31, 1997

         Net income (loss)                    $      (580,554)  $        57,920

         Foreign currency translation
                  adjustment net of
                  income taxes                        (16,071)          (90,162)
                                              ----------------- ----------------

         Comprehensive (loss)                 $      (596,625)  $       (32,242)
                                              ================= ================

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, government regulation, economic conditions, competitive products and pricing, difficulties in product development, commercialization, production and technology and other risks detailed in this filing. Although the Company believes it has the necessary product offerings and resources, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's Common Stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial performance.

                         CHANGES IN FINANCIAL CONDITIONS

         The Company's liquidity continued to decrease due to operating losses incurred in the first three months of 1998.

         As a result of the losses and decrease in liquidity, the Company was not in compliance with certain earnings and leverage covenants associated with its long-term debt and a line of credit with two banks at March 31, 1998. The line of credit was due in May 1998 but the Company expects that the bank will extend the line through August 1998. The banks have waived the non-compliance with these covenants through April 1, 1998 and are currently discussing alternative covenants, although neither bank has given any assurances in this regard. Because the banks have not waived the covenants through April 1, 1999, the long-term debt with the banks has been classified as a current liability.

         In the first three months of 1998, working capital decreased by $694,405 to a working capital deficit of $850,903, as compared to a working capital deficit of $156,498 at December 31, 1997. The Company's current ratio of current assets divided by current liabilities decreased from .98 at December 31, 1997 to .94 at March 31, 1998 and the Company's ratio of total liabilities to equity increased from 2.1 to 1 at December 31, 1997 to 3.3 to 1 at March 31, 1998.

         The Company experienced increased accounts receivable in the Company's European Operations as customers extended their payments. Finished Goods inventories increased as the Company reestablished safety stocks which had been depleted due to the manufacturing and product quality problems that the Company had experienced in the fourth quarter of 1997 and the first quarter of 1998. The Company also increased its inventory of instruments in both the American and European operations. These increases were financed by an increase in accounts payable and accrued expenses payable to Fresenius AG as well as an increase in the line of credit.

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

         At March 31,1998, the Company had approximately $600,000 available under lines of credit with its banks and had no commitments to purchase capital assets. The Company believes that cash flow generated from operations and its existing lines of credit and other sources will be sufficient to meet its short-term working capital requirements. Changes have been made in the Company's manufacturing operations and certain management personnel together with the implementation of cost cutting programs, all of which are intended to return the Company to profitability. If the Company is unable to renegotiate its loan covenants and renew its line of credit with the banks or continues to incur losses, it will need to obtain additional financing to fund its operations and instrumentation program. Although the Company does not have any funding commitments from outside lending institutions and there is no guarantee that it will be able to obtain funding if working capital needs cannot be financed through internally generated funds, the Company is currently exploring various financing alternatives including additional debt, equity and lease financing to meet the Company's long-term financing needs. Fresenius AG, the Company's majority shareholder has committed to provide up to an additional $500,000 in funding, on an as needed basis, through August 15, 1998

Results of Operations

         Sales of the first quarter of 1998 of $5,140,406 were $891,368 or 15% lower than sales in the first quarter of 1997 of $6,031,774. Approximately $250,000 of the sales decrease was due to the strength of the dollar against major European currencies. Sales of the Company's United States' operations decreased approximately $611,000 or 19%, due to decreased sales to the College of American Pathologists, more placements of instrumentation being treated as monthly rental agreements rather than sales and decreased sales into the South American, Australian and Asian markets. In Europe, the Company experienced revenue growth, particularly in the French market, in its infectious disease product sales. This increase was partially offset by a decrease in sales of its autoimmune products. Sales in Germany decreased approximately 19% due to increased competition and decreased pricing in blood grouping products and shortages of infectious disease products. Changes in sales were due to both changes in volume and prices.

         Gross profits as a percentage of sales decreased to 50% in the first quarter of 1998 compared to 60% in 1997. During the last quarter of 1997 and the first quarter of 1998, the Company encountered certain product quality problems as well as problems manufacturing certain key raw materials. As a result, it was forced to expedite manufacturing processes, replace product in the field and lose some manufacturing efficiencies. The Company believes that it has resolved the quality and manufacturing problems which occurred in the last quarter of 1997 and the first quarter of 1998 and that these issues will not impact operations in the future.

         There were no other material changes in the Company's operations during the first quarter of 1998.

Termination Costs

         The Company had employment agreements with its President and a Senior Vice President which have been terminated. Both agreements provided for severance payments ranging from nine months to one year from the date of termination. The amounts to be paid under these agreements is currently under negotiation with settlements expected to be reached in the second quarter of 1998. The Company will accrue the full cost to be paid under the agreements in the quarter in which the agreements are reached.

         Additionally, both individuals hold stock options to purchase an aggregate of 187,400 shares of the Company's common stock at a weighted average price per share of $4.63. These options expire 90 days from the date that their employment terminated. Under the terms of the Company's stock option plan, stock option holders are entitled to exercise their stock options by surrendering shares of previously issued stock as payment for the exercise price of the stock option. Both individuals have discussed the possibility of exercising some or all of their options by surrendering shares that they hold or may acquire.

         Under United States Generally Accepted Accounting Principles, compensation expense equal to the excess of the fair value of the stock received over the exercise price of the option must be recorded if stock that has been held for less than six months is used to exercise stock options. At the time that their employment terminated, the President and the Senior Vice President did not own any stock in the Company. To the extent that these individuals use stock held for less than six months to exercise their stock options, the Company will be required to record compensation expense. While the recognition of compensation expense will not have an impact on the liquidity of the Company because a corresponding credit will be recorded in the Company's equity section, it will have an impact on the earnings of the Company and the impact will be material.

Clinical Trial Costs

         The Company has recently introduced its new Herpes Type Specific IgG ELISA tests in several foreign markets and is seeking clearance to market the products in the United States from the FDA. Because there is no in vitro diagnostic device that is able to differentiate between Type 1 and Type 2 Herpes infections that has been cleared to market in the United States by the FDA, the Company has been required by the FDA to perform more extensive clinical trials on individuals at risk for a sexually transmitted infection or disease. These clinical trials are currently in process and are expected to be completed early in the third quarter of 1998. These clinical trials are significantly more extensive than the trials the Company has been required to perform for other new product submissions to the FDA and the Company expects to incur clinical trial costs in excess of $200,000 in the second and third quarters of 1998.

 PART Ill. OTHER INFORMATION

                            ITEM 5: OTHER INFORMATION

         On April 8, 1998, the Company announced that Dr. Silke Humberg has been elected its President and Chief Executive Officer. Prior to joining the Company, Dr. Humberg was the Senior Vice President of International Business Development for the Intensive Care and Hemotechnology Division of Fresenius AG, the Company's majority shareholder.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Gull Laboratories, Inc.

 Date             5-15-98                       /s/ Michael B. Malan
        -----------------------------           --------------------
                                                Michael B. Malan, CPA
                                                Secretary/Treasurer and
                                                V.P. of Finance (Duly authorized
                                                officer and principal financial
                                                officer)