Form 10-Q
period 1998-06-30
GULL LABORATORIES INC /UT/
filed 1998-08-14
CIK 832404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998.

[  ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______



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

The number of shares of common stock outstanding as of August 1, 1998 was 8,016,012.

  PART 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                             GULL LABORATORIES, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         June 30, 1998           December 31, 1997
                                               ------------------------    ------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                   $               569,740     $               239,993
   Receivables-net                                           3,335,320                   1,963,410
   Net investment in sales-type leases                         249,464                     272,125
   Income tax refund receivable                                307,855                     119,499
   Inventories                                               6,901,716                   6,197,359
   Prepaid expenses                                            422,133                     316,878
                                               ------------------------    ------------------------
          Total current assets                              11,786,228                   9,109,264

 Property, plant and equipment - net                         4,444,173                   4,189,999
 Net investment in sales-type leases                           582,590                     763,412
 Deferred taxes                                                279,569                     236,586
 Other assets - net                                            971,897                   1,001,812
                                               ------------------------    ------------------------

 Total assets                                  $            18,064,457     $            15,301,073
                                               ========================    ========================

 LIABILITIES AND STOCK-
   HOLDERS' EQUITY

 Current liabilities:
   Notes payable                               $             1,664,831      $             1,498,146
   Accounts payable                                          6,409,155                   2,331,126
   Accrued expenses                                          1,791,249                   1,853,521
     Deferred income taxes                                      48,177                       6,884
     Current portion of long
          term obligations                                   3,531,381                   3,576,085
                                               ------------------------     -----------------------

          Total current liabilities                         13,444,793                   9,265,762

 Long-term obligations                                         749,195                     733,082
 Other long-term liabilities                                   375,073                     362,278
                                               ------------------------    ------------------------

          Total liabilities                                 14,569,061                  10,361,122
                                               ------------------------    ------------------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock
   Common stock                                                  8,008                       7,941
   Additional paid-in capital                                8,924,782                   8,416,335
   Foreign currency translation adjustment                    (443,847)                   (413,737)
   Accumulated deficit                                      (4,993,547)                 (3,070,588)
                                               ------------------------    ------------------------

          Total stockholders' equity                         3,495,396                   4,939,951
                                               ------------------------    ------------------------

 Total liabilities and stockholders' equity    $            18,064,457     $            15,301,073
                                               ========================    ========================


                             GULL LABORATORIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three months ended

                                                                      June 30, 1998                      June 30, 1997
                                                      ------------------------------      -----------------------------

 Sales                                                $                   4,909,146       $                  5,193,226
 Cost of good sold                                                        2,910,019                          2,069,007
                                                      ------------------------------      -----------------------------
 Gross Profit                                                             1,999,127                          3,124,219
                                                      ------------------------------      -----------------------------

 Expenses:
 Selling, general and administrative                                      3,010,550                          2,512,635
 Research and development                                                   358,404                            367,691
                                                      ------------------------------      ------------------------------
       Total expenses                                                     3,368,954                          2,880,326
                                                      ------------------------------      -----------------------------

 Operating income (loss)                                                 (1,369,827)                           243,893
                                                      ------------------------------      -----------------------------

 Other expense:
       Interest expense                                                    (178,899)                          (167,863)
       Other                                                                 94,317                             59,420
                                                      ------------------------------      -----------------------------
       Total other expense                                                  (84,582)                          (108,443)
                                                      ------------------------------      -----------------------------

 Income (loss) before provision for
       income taxes                                                      (1,454,409)                           135,450

 Income tax provision                                                      (112,005)                            17,370
                                                      ------------------------------      -----------------------------
 Net income (loss)                                    $                  (1,342,404)      $                    118,080
                                                      ==============================      =============================

 Net income (loss) per common share:
       Basic and diluted                              $                        (.17)      $                        .01
                                                      ==============================      =============================



                             GULL LABORATORIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                              Six months ended

                                                                      June 30, 1998                      June 30, 1997
                                                      ------------------------------      -----------------------------

 Sales                                                $                  10,049,552       $                 11,225,000
 Cost of good sold                                                        5,457,363                          4,453,000
                                                      ------------------------------      -----------------------------
 Gross Profit                                                             4,592,189                          6,772,000
                                                      ------------------------------      -----------------------------

 Expenses:
 Selling, general and administrative                                      5,661,840                          5,159,000
 Research and development                                                   725,645                            769,000
                                                      ------------------------------      -----------------------------
       Total expenses                                                     6,387,485                          5,928,000
                                                      ------------------------------      -----------------------------

 Operating income (loss)                                                 (1,795,296)                           844,000
                                                      ------------------------------      -----------------------------

 Other expense:
       Interest expense                                                    (378,171)                          (313,000)
       Other                                                                143,361                             56,000
                                                      ------------------------------      -----------------------------
       Total other expense                                                 (234,810)                          (257,000)
                                                      ------------------------------      -----------------------------

 Income (loss) before provision for
       income taxes                                                      (2,030,106)                           587,000

 Income tax provision                                                      (107,148)                           411,000
                                                      ------------------------------      -----------------------------
 Net income (loss)                                    $                  (1,922,958)      $                    176,000
                                                      ==============================      =============================

 Net income (loss) per common share:
       Basic and diluted                              $                        (.24)      $                        .02
                                                      ==============================      =============================


                             GULL LABORATORIES, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS
                                  OF CASH FLOWS


                                                                                       Six Months Ended

                                                                             June 30, 1998               June 30, 1997
                                                                      -----------------------    -----------------------

 Cash flows from operating activities:
     Income from continuing operations                                $           (1,922,958)    $               176,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                                621,550                     563,514
        Stock option exercise compensation expense                                   238,625
        Other                                                                        227,351                      41,707

 Changes in assets and liabilities:
        Net receivables                                                           (1,413,041)                 (1,654,188)
        Inventories                                                                 (842,068)                 (2,261,889)
        Prepaid expenses                                                            (105,983)                   (298,643)
        Other assets/liabilities                                                     (37,961)                    142,205
        Income taxes (receivable) payable                                           (121,790)                    267,586
        Accounts payable                                                           4,087,232                   2,153,807
        Deferred income taxes                                                         (3,376)                     11,000
        Accrued expenses                                                             (82,434)                    316,927
                                                                             -----------------------    -----------------------
 Net cash provided by (used in) operating activities                                 645,147                    (541,974)
                                                                      -----------------------    -----------------------

 Cash flows from investing activities:
     Receipts of sales type lease                                                    184,012                     162,454
     Disposition of property, plant
        and equipment                                                                 45,520                      15,957
     Purchase of property, plant and equipment                                      (507,469)                 (1,171,051)
                                                                      -----------------------    -----------------------
 Net cash used in investing activities                                             (277,937)                    (992,640)
                                                                      -----------------------    -----------------------

 Cash flows from financing activities:
     Proceeds from long-term obligations                                                                       1,642,667
     Principal payments on long-term obligations                                   (389,688)                    (537,599)
     Line of Credit                                                                  167,847                     496,601
     Proceeds from issuance of common stock                                          203,322                     210,424
                                                                      -----------------------    -----------------------
 Net cash provided from financing activities                                         (18,519)                  1,812,093
                                                                      -----------------------    -----------------------

 Foreign currency translation adjustment                                             (18,944)                   (359,460)
                                                                      -----------------------    ------------------------

 Net increase/(decrease) in cash                                                     329,747                     (81,981)
 Cash at beginning of period                                                         239,993                     301,033
                                                                      -----------------------    -----------------------

 Cash at end of period                                                $              569,740     $               219,052
                                                                      ======================     =======================

                             GULL LABORATORIES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1.       Basis of presentation

         The unaudited consolidated condensed financial statements of Gull Laboratories, Inc. (the "Company") as of June 30, 1998 and for the three months and the six months ended June 30, 1998 and 1997 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Income statement amounts for the six months ended June 30, 1997 have been rounded to the nearest $1,000. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 contained in its Annual Report on Form 10-K.

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

2.       Inventories

         Inventories consisted of the following:

                                                   June 30,         December 31,
                                                       1998                 1997

Raw materials                                    $1,878,907           $2,514,522
Work-in-process                                   1,227,474              889,947
Finished goods                                    2,121,791            1,576,303
Equipment held for
     lease or sale                                1,673,544            1,216,587
                                                 ----------           ----------

         Total                                   $6,901,716           $6,197,359
                                                 ==========           ==========


3.       Earnings per share

         SFAS 128, requires the presentation of basic and diluted income (loss) per share. Basic earnings (loss) per common share is the amount of net income
(loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding during the period. A total of 147,150 potential common shares (stock options) have not been included in the computation of loss per share for the three months and six months ended June 30, 1998, as they would have had a dilutive effect.

         In calculating income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for three months and six months ended June 30, 1998 and 1997.

                                                     Three Months Ended June 30,

                                                          1998             1997
                                                          ----             ----

Basic (weighted average common shares
  outstanding during the period)                       8,000,662       7,929,825

Weighted average common stock options
  outstanding during the period                             --           164,591
                                                       ---------       ---------

         Diluted                                       8,000,662       8,094,416
                                                       =========       =========


                                                      Six  Months Ended June 30,

                                                        1998             1997
                                                        ----             ----

Basic (weighted average common shares
         outstanding during the period)                 7,973,387      7,914,882

Weighted average common stock options
         outstanding during the period                       --          162,459
                                                        ---------      ---------

Diluted                                                 7,973,387      8,077,341
                                                        =========      =========


4.       Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998 which establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                   Three Months Ended June 30,

                                                        1998               1997
                                                        ----               ----

Net income/(loss)                                 $(1,342,404)       $   118,080

Foreign currency translation
         increase/(loss)                               (4,189)            14,000
                                                  ------------       -----------

Comprehensive income/(loss)                       $(1,346,593)       $   132,080
                                                  ============       ===========


                                                    Six Months Ended June 30,

                                                        1998             1997
                                                        ----             ----

Net income/(loss)                                 $(1,922,958)      $   176,000

Foreign currency translation loss                     (30,110)         (131,422)
                                                  ------------      ------------

Comprehensive income/(loss)                       $(1,953,068)      $    44,578
                                                  ============      ============



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


                         CHANGES IN FINANCIAL CONDITIONS

         The Company's liquidity continued to decrease due to operating losses incurred in the first six months of 1998. In the first six months of 1998, working capital decreased by $1,502,067 to a working capital deficit of $1,658,565, as compared to a working capital deficit of $156,498 at December 31, 1997. The Company's current ratio of current assets divided by current liabilities decreased from .98 at December 31, 1997 to .88 at June 30, 1998 and the Company's ratio of total liabilities to equity increased from 2.1 to 1 at December 31, 1997 to 4.2 to 1 at June 30, 1998.

         During the first six months of 1998, the Company has funded its operation by increasing its bank borrowings and through cash receipts received through the exercise of stock options totaling approximately $200,000. Additionally, in 1998 Fresenius AG, the Company's majority shareholder, has advanced approximately $3,000,000 to the Company through the payment of vendors in the Company's behalf. Without the advancement of these funds by Fresenius AG, the Company would not have been able to meet its obligations.

         As a result of the losses and decrease in liquidity, at June 30, 1998, the Company was not in compliance with certain earnings and leverage covenants associated with its long-term debt with two banks and a line of credit that was due August 15, 1998. Upon receipt of a guarantee of certain debt by Fresenius AG, the line of credit has been extended through the earlier of November 15, 1998 or the date the Merger referred to below is closed. Because the banks have not waived the covenants through July 1, 1999, the long-term debt with the banks has been classified as a current liability.

         The Company experienced increased accounts receivable in the Company's European Operations as customers extended their payments. Finished Goods inventories increased as the Company reestablished safety stocks which had been depleted due to the manufacturing and product quality problems that the Company had experienced in the fourth quarter of 1997 and the first quarter of 1998. These increases were financed by proceeds from the exercise of stock options, increases in accounts payable and accrued expenses payable to Fresenius AG and increases in the line of credit and capital leases.

         At June 30,1998, the Company had approximately $300,000 available under lines of credit with its banks and had no commitments to purchase capital assets. The Company will need to obtain additional financing to fund its operations and instrumentation program. The Company does not have any funding commitments from outside lending institutions and there is no guarantee that it will be able to obtain funding if working capital needs cannot be financed through internally generated funds or additional advances from Fresenius AG.

         On July 27, 1998, the Company announced that, together with its majority shareholder, Fresenius AG, it had executed a letter of intent to merge with Meridian Diagnostics for a cash consideration of $3.00 per share (the"Merger"). The Merger is subject to the execution of a definitive agreement, the receipt of a fairness opinion from an independent investment banker, recommendation of the merger to the Company's shareholders by an independent committee of the Company's Board of Directors and approval by a majority vote of the Company's shareholders. Fresenius AG, the Company's majority shareholder, has agreed, subject to certain conditions, to vote its shares in favor of the Merger.

Results of Operations

         Sales of the second quarter of 1998 of $4,909,146 were $284,080 or 5% lower than sales in the second quarter of 1997 of $5,193,226. Approximately $125,000 of the sales decrease was due to the strength of the dollar against major European currencies. Sales of the Company's United States' operations decreased approximately $82,000 or 3%. Decreased sales of the Company's reagents in the United States and Australian markets were offset by increased sales of Biodesign.

         For the six months ended June 30, 1998 sales decreased $1,175,448 or 10% from $11,225,000 to $10,049,552. Approximately $380,000 of the decrease was due to the strength of the dollar against major European currencies. Revenues in the United States decreased due to decreased sales to the College of American Pathologists, more placements of instrumentation being treated as monthly rental agreements rather than sales, decreased sales to OEM customers and decreased sales into export areas, mainly to the Australian market.

         In Europe, the Company experienced revenue growth in France due to the receipt of product registrations from the Agence du Medicament. Sales in Germany, the largest market in Europe, decreased in all product lines due to a significant increase in pricing pressure caused by changes in Germany's reimbursement system. Additionally, the Company has shown continued loss of market share in its infectious disease products due to back order problems in late 1997 and early 1998.

         Gross profits as a percentage of sales decreased to 41% and 46% in the second quarter and the first six months of 1998, respectively, compared to 60% in 1997. The decrease in the gross profit margin was caused by changes in product mix between IFA, ELISA and instrumentation products, pricing pressures, particularly in the German market, coupled with lower absorption of overhead due to decreased sales of bloodgrouping and HLA products, manufacturing inefficiencies due to raw material manufacturing and product quality problems in the United States and increased write offs of obsolete inventories.

         Selling, General and Administrative costs increased approximately $500,000 compared to the prior year. As described below, substantially all of this increase was caused by costs related to the termination of the Company's President and Senior Vice President in the second quarter of 1998.


Termination Costs - The Company had employment agreements with its President and a Senior Vice President whose employment has been terminated. Both agreements provided for severance payments ranging from nine months to one year from the date of termination. In the second quarter of 1998, the Company accrued termination costs of approximately $280,000 required to be paid under the terms of these agreements.

         Additionally, at termination, both individuals held stock options to purchase an aggregate of 187,400 shares of the Company's common stock at a weighted average price per share of $4.63. These options expire 90 days from the date that their employment terminated.

         Under the terms of the Company's stock option plan, stock option holders are entitled to exercise their stock options by surrendering shares of previously issued stock as payment for the exercise price of the stock option. United States Generally Accepted Accounting Principles require that compensation expense equal to the excess of the fair value of the stock received over the exercise price of the option must be recorded if stock that has been held for less than six months ("Immature Stock") is used to exercise stock options. While the recognition of compensation expense does not have an impact on the liquidity of the Company because a corresponding credit is recorded in the Company's equity section, it can have an impact on the earnings of the Company and the impact may be material.

         In the second quarter of 1998, stock options for a total of 42,625 shares of the Company's stock were exercised using Immature Stock, resulting in the recognition of compensation expense of approximately $238,000 and a related income tax benefit of approximately $82,000.

         Options to purchase 151,375 shares of the Company's common stock held by the former president of the Company expired in the second quarter of 1998. Options to purchase a total of 31,400 shares of the Company's common stock at a weighted average price per share of $5.25 remain outstanding with the Company's former Senior Vice President. These options expire August 19, 1998.


Clinical Trial Costs - The Company has recently introduced its new Herpes Type Specific IgG ELISA tests in several foreign markets and is seeking clearance to market the products in the United States from the FDA. Because there is no in vitro diagnostic device that is able to differentiate between Type 1 and Type 2 Herpes infections that has been cleared to market in the United States by the FDA, the Company has been required by the FDA to perform more extensive clinical trials on individuals at risk for a sexually transmitted infection or disease. These clinical trials are currently in process and the patient enrollment is finished. These clinical trials are significantly more extensive than the trials the Company has been required to perform for other new product submissions to the FDA and the Company expects to incur clinical trial costs in excess of $200,000, approximately $40,000 of which was incurred in the second quarter of 1998. The FDA submission will be finalized after receipt of the final clinical trial data and the Company expects to file the submission in the fourth quarter. At this time, the Company believes that it should be possible to launch HSV 1 IgG and HSV 2 IgG Type Specific products in the United States by the first quarter of 1999.

         There were no other material changes in the Company's operations during the second quarter and first six months of 1998.


 PART Ill. OTHER INFORMATION

                            ITEM 5: OTHER INFORMATION

         Dr. Silke Humberg was elected as CEO & President of the Company on April 6, 1998. Dr. Humberg continues to be an employee of Fresenius AG while she obtains necessary work permits and governmental authorizations. The Company, by vote of its Board of Directors, including members of the Compensation Committee, has agreed to reimburse Fresenius AG for the direct expenses incurred by
Fresenius  AG  in   compensating   Dr.   Humberg  until  the  work  permits  and
authorization are obtained. Dr. Humberg is working for the Company on a full time basis during the time that she is being compensated by Fresenius AG.

         The Company has received six U.S. patents and two European patents on its GeneSTAR(TM) technology. GeneSTAR, as a new generation of DNA-based technology, will require more development and preliminary evaluation before it is ready for commercial applications. Gull is collaborating with the Centers for Disease Control on the development of both an EHEC (enterohemorrhagic E. coli) panel and a gastrointestinal bacterial panel of tests using its GeneSTAR technology. The products are currently only available in a format for use in an experimental laboratory and not in a commercially feasible format. The Company is conducting preclinical trials on its EHEC panel in both Europe and in the United States. The clinical trials in Europe have been suspended until certain necessary enhancements to the product have been completed. The limited market distribution of the EHEC product in Europe, which was initiated in May, has also been suspended until the enhancements have been completed. The Company does not expect to generate revenues from its GeneSTAR technology in 1998.

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibit is filed as part of this report:

                  10(a)  Reimbursement agreement with Fresenius.

         No other material matter occurred during the quarter ended June 30, 1998 that requires disclosure as part of Part II of the quarterly report on Form 10Q.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Gull Laboratories, Inc.

 Date          8-14-98                          /s/ Michael B. Malan
     --------------------------------           --------------------
                                                Michael B. Malan, CPA
                                                Secretary/Treasurer and
                                                V.P. of Finance (Duly authorized
                                                officer and principal financial
                                                officer)